Form 10-Q
period 1996-06-30
TEXARKANA FIRST FINANCIAL CORP
filed 1996-08-09
CIK 943355

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


                         FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended  June 30, 1996


                            OR


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to _________

                 Commission File Number  1-13842


              Texarkana First Financial Corporation
       (Exact name of registrant as specified in its charter)

           Texas                          71-0771419
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)         Identification Number)

       3rd & Olive Streets
       Texarkana, Arkansas                        75504
(Address of principal executive office)         (Zip Code)


                          (501) 773-1103
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 1996, there were outstanding 1,952,263 shares of the Registrant's Common Stock, par value $0.01 per share.

            TEXARKANA FIRST FINANCIAL CORPORATION
                      AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In Thousands)


                                                   Unaudited
                                                    June 30, Sept.30,
                                                        1996     1995
ASSETS
Cash and Cash Equivalents
   Cash & due from banks                           $   1,148    1,125
   Interest bearing deposits in other banks              670    4,823
   Federal funds sold                                  6,225    7,900
                                                    ________ ________
      Total Cash and Cash equivalents                  8,043   13,848

Investment securities available-for-sale              18,726    1,007
Investment securities held-to-maturity                    --   17,153
Mortgage-backed securities held-to-maturity            2,044    2,280
Federal Home Loan Bank stock                           1,038      992
Loans receivable, net                                130,759  122,160
Accrued interest receivable                            1,222    1,060
Foreclosed real estate, net                              320      320
Premises and equipment, net                            1,758    1,743
Other assets                                             154       89
                                                    ________ ________

   Total Assets                                    $ 164,064  160,652
                                                    ________ ________

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                           $ 128,641  124,953
Advances from borrowers for taxes & insurance          1,360    1,944
Accrued federal income tax                               327      395
Accrued state income tax                                 178      163
Accrued expenses and other liabilities                   515      389
                                                    ________ ________
   Total Liabilities                                 131,021  127,844
                                                    ________ ________

Commitments and contingencies                             --       --
                                                    ________ ________

Common stock, $0.01 par value;
   15,000,000 shares authorized;
   1,983,750 shares issued                                20       20
Additional paid-in capital                            19,183   19,134
Common stock acquired by stock benefit plans          (2,183)  (1,353)
Treasury stock, at cost, 31,487 shares                  (514)      --
Retained earnings-substantially restricted            16,568   14,999
Net unrealized gain (loss) on investment
   securities available for sale, net of tax             (31)       8
                                                    ________ ________
      Total Stockholders' Equity                      33,043   32,808
                                                    ________ ________

      Total Liabilities and Stockholders' Equity   $ 164,064  160,652
                                                    ________ ________

[FN]
The accompanying notes are an integral part of this statement.

            TEXARKANA FIRST FINANCIAL CORPORATION
                      AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF INCOME
            (In Thousands, Except Per Share Data)
                       (Unaudited)

                                            Three Months   Nine Months
                                                 Ended         Ended
                                                June 30,      June 30,
                                             1996   1995    1996   1995
Interest Income
   Loans
      First mortgage loans                $ 2,506  2,341   7,416  6,727
      Consumer and other loans                228    169     629    460
   Investment securities                      411    289   1,330    728
   Mortgage-backed and related securities      40     47     126    146
                                           ______ ______  ______ ______
      Total Interest Income                 3,185  2,846   9,501  8,061
                                           ______ ______  ______ ______
Interest Expense
   Deposits                                 1,605  1,594   4,813  4,431
   Borrowed funds                               1     --       3      2
                                           ______ ______  ______ ______
      Total Interest Expense                1,606  1,594   4,816  4,433
                                           ______ ______  ______ ______
      Net Interest Income                   1,579  1,252   4,685  3,628
   Provision for loan losses                   --     --      --    177
                                           ______ ______  ______ ______
      Net Interest Income After Provision   1,579  1,252   4,685  3,451
                                           ______ ______  ______ ______
Noninterest Income
   Gain on sale of repossessed assets, net     11     --      16     32
   Income from real estate operations           7      1      19      3
   Loan origination and commitment fees        93     67     238    203
   Other                                      115     73     280    242
                                           ______ ______  ______ ______
      Total Noninterest Income                226    141     553    480
                                           ______ ______  ______ ______

Noninterest Expense
   Compensation and benefits                  414    264   1,087    869
   Occupancy and equipment                     43     40     123    144
   SAIF deposit insurance premium              72     72     228    214
   Provision for foreclosed real estate        --     --      --    300
   Other                                      128    102     419    293
                                           ______ ______  ______ ______
      Total Noninterest Expense               657    478   1,857  1,820
                                           ______ ______  ______ ______

Income Before Income Taxes                  1,148    915   3,381  2,111
Income tax expense                            404    321   1,200    896
                                           ______ ______  ______ ______

Net Income                                $   744    594   2,181  1,215
                                           ______ ______  ______ ______

Weighted average shares outstanding      1,788,300  N/A 1,829,139  N/A
Earnings Per Share                      $    0.42   N/A     1.19   N/A
Dividends per share                     $  0.1125   N/A   0.3375   N/A

[FN]
The accompanying notes are an integral part of this statement.

           TEXARKANA FIRST FINANCIAL CORPORATION
                     AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In Thousands)
                       (Unaudited)

                                                          Nine Months
                                                         Ended June 30,
                                                         1996     1995
Cash Flows From Operating Activities:
   Interest and dividends received                   $  9,308    7,918
   Miscellaneous income received                          472      440
   Interest paid                                       (1,739)  (1,468)
   Cash paid to suppliers and employees                (1,700)  (1,670)
   Cash from REO operations                                38       16
   Cash paid for REO operations                           (18)     (12)
   Cash from loans sold                                 2,092      499
   Cash paid for loans made to sell                    (2,092)    (571)
   Income taxes paid                                   (1,253)    (808)
                                                      _______  _______
      Net Cash Provided By Operating Activities         5,108    4,344
                                                      _______  _______

Cash Flows From Investing Activities:
   Proceeds from maturities of investment securities    9,000    1,000
   Purchases of investment securities                  (9,585)      --
   Collected principal on mortgage-backed securities      237      337
   Sale of fixed assets                                    --        7
   Purchase of office equipment and improvements          (72)     (57)
   Net (increase) in loans                             (8,599)  (4,386)
   Proceeds from sale of REO & other REO recoveries        77       40
   Cash paid for REO held for resale                       --      (13)
                                                      _______  _______
      Net Cash Used In Investing Activities            (8,942)  (3,072)
                                                      _______  _______

Cash Flows From Financing Activities:
   Net increase (decrease) in savings,
      demand deposits, and certificates of deposit        505    1,156
   Net increase (decrease) in escrow funds               (584)    (497)
   Advances for purchase of stock in holding               --   16,609
   Common stock acquired by stock benefit plans          (932)      --
   Purchase of treasury stock                            (514)      --
   Cash dividends paid on common stock                   (446)      --
                                                      _______  _______
     Net Cash Provided By(Used In)Financing Activities (1,971)  17,268
                                                      _______  _______
     Net Increase(Decrease)In Cash & Cash Equivalents  (5,805)  18,540
                                                      _______  _______
Cash and Cash Equivalents, beginning of period         13,848    2,168
                                                      _______  _______
Cash and Cash Equivalents, end of period             $  8,043   20,708
                                                      _______  _______
[FN]
The accompanying notes are an integral part of this statement.

         SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS

                                                          Nine Months
                                                         Ended June 30,
                                                         1996     1995
Reconciliation of net income to cash provided
      by operating activities:
Net income                                           $  2,181    1,215
                                                      _______  _______
Adjustments to reconcile net income to cash provided
      by operating activities:
   Depreciation                                            57       60
   Amortization of loan and investment discounts          (23)     (27)
   Amortization of investment premiums                     25       13
   (Gain) loss on sales of real estate owned              (16)     (32)
   Provisions for loan losses                              --      177
   Provisions for losses on real estate held for sale      --      300
   Interest expense credited to saving accounts         3,183    2,823
   Dividend and interest income added to investments      (76)     (64)
   Amortization of deferred loan fees                     (11)      (9)
   Loan fees deferred                                       8        5
   ESOP shares released                                   153       --
Changes in assets and liabilities:
   (Increase) decrease in interest receivable            (162)     (88)
   Increase (decrease) in accrued interest payable       (105)     144
   Increase (decrease) in income tax payable              (53)      89
   (Increase) decrease in loans held for sale              --      (73)
   Net increase(decrease)in other receivables & payables  (53)    (189)
                                                      _______  _______
      Total adjustments                                 2,927    3,129
                                                      _______  _______
Net cash provided by operations                      $  5,108    4,344
                                                      _______  _______

Supplemental schedule of noncash investing
  and financing activities:
    Acquisition of real estate in settlement of loans $    86      105
    Loans made to finance sale of REO                      17      104
    FHLB stock dividends not redeemed                      46       32
    Patronage dividend from service center                 --       14
    Dividends declared and unpaid                         220       --
    Net unrealized gain(loss)on investment securities
      available-for-sale                                  (55)      11
                                                      _______  _______
Non-cash transactions                                 $   314      266
                                                      _______  _______

               TEXARKANA FIRST FINANCIAL CORPORATION
      Notes to Unaudited Consolidated Financial Statements


Note 1 - Basis of Presentation

Texarkana First Financial Corporation (the "Company") was incorporated in March 1995 under Texas law for the purpose of acquiring all of the capital stock issued by First Federal Savings and Loan Association of Texarkana (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a stock savings and loan association (the "Conversion"). The Conversion was consummated on July 7, 1995 and, as a result, the Company became a unitary savings and loan holding company for the Association. For purposes of this Form 10-Q, the financial statements and management's discussion and analysis of financial condition and results of operation are presented for the Association for periods prior to the consummation date of July 7, 1995 and for the Company on a consolidated basis for periods after the consummation date.

The Financial Accounting Standards Board offered entities a one-time opportunity from November 15, 1995 to December 31, 1995 to reclassify their investment securities among its three categories (trading, available-for-sale and held-to-maturity) in conjunction with adopting a new implementation guide. Such transfers were permitted to be made during this period without tainting other held-to-maturity securities. Accordingly, the Company reclassified securities with a book value of $17.2 million from held-to-maturity to available-for-sale. As a result, the unrealized gain on securities available-for-sale in stockholders' equity increased from $8,000 on September 30, 1995 to $123,000 on December 31, 1995.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending September 30, 1996. Although net income was consistent for the first three quarters, earnings for the full fiscal year will be impacted by the $3.00 per share distribution to stockholders anticipated for the fourth quarter, and would be further impacted if a SAIF recapitalization premium were assessed. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1995, contained in the Company's annual report to stockholders.

            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

At June 30, 1996, the Company's assets amounted to $164.1 million as compared to $160.7 million at September 30, 1995. The $3.4 million (2.1%) increase was primarily due to an increase of $8.6 million in loans, and a $5.8 million decrease in cash and cash equivalents. Liabilities increased $3.2 million (2.5%) to $131.0 million at June 30, 1996 compared to $127.8 million at September 30, 1995 primarily due to a $3.7 million increase in deposits, and a $584,000 decrease in borrowers' escrow balances (property tax payments are made in the first two quarters of the fiscal year). Stockholders' equity amounted to $33.0 million (20.1% of total assets) at June 30, 1996 compared to $32.8 million (20.4% of total assets) at September 30, 1995. The increase in stockholders' equity during the nine months ended June 30, 1996 was due primarily to the $2.2 million net income from operations, less the $612,000 in dividends declared and purchases of common stock in the open market for benefit plans and treasury stock. Asset quality remains strong with a ratio of nonperforming assets to total assets of .33% and .33% as of June 30, 1996 and September 30, 1995, respectively, and a ratio of nonperforming loans and debt restructurings to total loans of .16% and .17%, respectively.

Comparison of Results of Operations for the Three Month and Nine
Month Periods Ended June 30, 1996 and 1995:

General

For the three and nine months ended June 30, 1996, return on average assets (ROA) was 1.82% and 1.79%, respectively, compared to 1.61% and 1.12% for the three and nine months ended June 30, 1995. Return on average equity (ROE) was 8.96% and 8.71%, respectively, compared to 17.14% and 11.94% for the same respective previous year periods. The Conversion stock subscription, completed July 7, 1995, provided an additional
$19 million of investable funds which contributed to the increased earnings and net income for the three and nine months ended June 30, 1996; and these additional earnings, assets and equity are reflected in the above ROA and ROE differences for the two years.

For the nine months ended June 30, 1996, net income was $2.2 million ($1.19 per share) compared to $1.2 million for the same period ended June 30, 1995. The increase of $966,000 (79.5%) in net income was due to an increase of $1.1 million in net interest income, a decrease of $177,000 in the provision for loan losses, and a decrease of $36,000 in net noninterest expense, all of which were partially offset by an increase of $304,000 in income tax expense.

For the three months ended June 30, 1996, net income was
$744,000 ($.42 per share) compared to $594,000 for the same
period ended June 30, 1995.  The increase of   $150,000 (25.3%)
in net income was due to an increase of $327,000 in net interest income which was offset by increases of $94,000 in net noninterest expense and $83,000 in income tax expense.

Net Interest Income

For the nine months ended June 30, 1996, net interest income increased $1.1 million (29.1%) compared to the same period in 1995. The increase in net interest income was due to an increase of $1.4 million (17.9%) in interest income, partially offset by an increase of $383,000 (8.6%) in interest expense. The net interest margin increased from 3.44% to 3.92%.

For the three months ended June 30, 1996, net interest income increased $327,000 (26.1%) compared to the same period in 1995. The increase was due to an increase of $339,000 (11.9%) in interest income, partially offset by an increase of $12,000 (.8%) in interest expense. The net interest margin increased from 3.48% to 3.96%.

Interest Income

For the nine months ended June 30, 1996, interest income increased $1.4 million (17.9%) compared to the same period in 1995. The increase in interest income was due to an increase of $1.1 million from higher average balances and an increase of $300,000 from higher rates. The increase in the average balances of investments and federal funds sold resulted from the investment of proceeds from the sale of common stock in the Conversion. The increase in the average balance of loans receivable resulted from increased loan demand which was also funded with proceeds from the sale of common stock in the Conversion.

For the three months ended June 30, 1996, interest income increased $339,000 (11.9%) compared to the same period in 1995. The increase was due to an increase of $312,000 from higher average balances and an increase of $27,000 from higher rates. The increases in average balances were due to the same reasons stated above.

Interest Expense

For the nine months ended June 30, 1996, interest expense increased $383,000 (8.6%) compared to the same period in 1995. The increase in interest expense was due to an increase of $386,000 from higher rates, partially offset by a decrease of $3,000 from slightly lower average balances.

For the three months ended June 30, 1996, interest expense increased $12,000 (.8%) compared to the same period in 1995. The increase was due to an increase of $16,000 from higher rates, partially offset by a decrease of $4,000 from slightly lower average balances.

Provision for Loan Losses

No provisions were made for loan losses during the nine months ended June 30, 1996. The $177,000 provision for loan losses during the nine months ended June 30, 1995 was due primarily to management's assessment at such time of the increased risk of loss in light of the proposed closing of a major local employer. No provision has been recorded for the last five successive quarters due to the consistently favorable ratio of nonperforming loans to total loans of
 .16% at June 30, 1996, .17% at September 30, 1995 and .15% at June 30,
1995. Management believes that the current allowance is adequate based upon prior loss experience, the volume and type of lending conducted by the Association, industry standards, past due loans and the current economic conditions in the market area.

Noninterest Income

For the nine months ended June 30, 1996, noninterest income increased $73,000 (15.2%) compared to the same period in 1995. The increase was due primarily to increases of $16,000 in income from real estate operations, $35,000 in loan origination fees and $38,000 in other noninterest income, offset by a decrease of $16,000 in net gains on sale of repossessed assets. The increase in loan origination fees was due to increased mortgage financing activity. Income from real estate operations was the net result of repossessed asset rentals less related expenses.

For the three months ended June 30, 1996, noninterest income increased 85,000. The increase was due to increases of $11,000 in net gains on sale of repossessed assets, $6,000 in income from real estate operations, $26,000 in loan origination fees and $42,000 in other noninterest income.

Noninterest Expense

For the nine months ended June 30, 1996, noninterest expense increased $37,000 (2.0%) compared to the same period in 1995.
The increase was due primarily to an increase of $218,000 in compensation and benefits expense and an increase of $126,000 in other noninterest expense, partially offset by a decrease of $300,000 in the provision for foreclosed real estate. The increase in other noninterest expense was due primarily to an increase of $103,000 in professional and legal fees and printing costs associated with the first annual proxy, stockholders' meeting and implementation of approved stock option and management recognition plans. The increase in compensation and benefits expense was due primarily to an increase of $156,000 in benefits expense associated with the ESOP plan which was adopted in July, 1995 and an increase of $40,000 in compensation expense.

For the three months ended June 30, 1996, noninterest expense increased $179,000 (37.4%) compared to the same period in 1995. The increase was due primarily to increases of $150,000 in compensation and benefits expense and $26,000 in other noninterest expense. The increases in compensation and benefits expense and other noninterest expense were due primarily to the same reasons stated above.

Liquidity and Capital Resources

The Company's assets consist primarily of cash and cash equivalents, investment securities and the shares of the Association's common stock. The Company has no significant liabilities. The Association's deposit retention has remained steady and loan demand continues to be funded without the use of borrowed funds. As a result, liquidity remains adequate for current operating needs.

As of June 30, 1996, the Association's regulatory capital was well in excess of all applicable regulatory requirements. At
June 30, 1996, the Association's tangible, core and risk-based capital ratios were 17.0%, 17.0% and 29.6%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

                          Part II

Item 1.  Legal Proceedings

          Neither the Company nor the Association is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.  Changes in Securities

          None.

Item 3.  Defaults Upon Senior Securities

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

          None.

Item 5.  Other Information

          On March 6, 1996, the Company announced that the Board of Directors intends to declare a one-time cash distribution of $3.00 per share of common stock. The Company has filed a private letter ruling request with the Internal Revenue Service regarding the tax-deferred nature of the transaction and anticipates paying this distribution to its stockholders in the last quarter of 1996.

          On June 25, 1996, the Company declared a dividend in the amount of $.1125 per share, payable July 24, 1996 to stockholders of record on July 10, 1996.

Item 6.  Exhibits and Reports on Form 8-K

          Exhibits
            Exhibit 27.  Financial Data Schedule

          Reports on Form 8-K
            No reports on Form 8-K were filed during the period.

               TEXARKANA FIRST FINANCIAL CORPORATION



                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TEXARKANA FIRST FINANCIAL CORPORATION



                                         /s/ James W. McKinney
Date:  August 9, 1996                By:___________________________
                                           James W. McKinney
                                           President



                                         /s/ James L. Sangalli
Date:  August 9, 1996                By:___________________________
                                           James L. Sangalli
                                           Chief Financial Officer