Form 10-K
period 1996-09-30
TEXARKANA FIRST FINANCIAL CORP
filed 1996-12-30
CIK 943355

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-K


    [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996


                                       OR

    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM_______________TO__________________

                        COMMISSION FILE NUMBER  1-13842


                     TEXARKANA FIRST FINANCIAL CORPORATION

            (Exact name of registrant as specified in its charter)


                 TEXAS                                  71-0771419
    (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)


        3RD AND OLIVE STREETS
         TEXARKANA, ARKANSAS                              71854
            (Address)                                   (Zip Code)


    Registrant's telephone number, including area code: (501) 773-1103


    Securities registered pursuant to Section 12(b) of the Act: NONE


    Securities registered pursuant to Section 12(g) of the Act:
                   COMMON STOCK (PAR VALUE $.01 PER SHARE)
                              (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of December 13, 1996, the aggregate value of the 1,781,276 shares of Common Stock of the Registrant outstanding on such date, which excludes 53,287 shares held by all directors and officers of the Registrant as a group, was approximately $27.2 million. This figure is based on the closing sale price of $15.25 per share of the Registrant's Common Stock on December 20, 1996.

Number of shares of Common Stock outstanding as of December 20, 1996:
1,834,563

                     DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to Stockholders for the year ended September 30, 1996 are incorporated into Part II, Items 5 through 8.

(2) Portions of the definitive proxy statement for the 1996 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13.

                    TEXARKANA FIRST FINANCIAL CORPORATION

                                  FORM 10-K

                             TABLE OF CONTENTS

                                                                    PAGE
                                    PART 1

Item 1   Business..................................................   1

Item 2   Properties................................................  34

Item 3   Legal Proceedings.........................................  34

Item 4   Submission of Matters To Vote of Security Holders.........  34

                               PART II

Item 5   Market for Registrant's Common Equity
         and Related Stockholder Matters...........................  35

Item 6   Selected Financial Data...................................  35

Item 7   Management's Discussion and Analysis of
         Financial Condition and Results of Operations.............  35

Item 8   Financial Statements and Supplementary Data...............  35

Item 9   Changes in and Disagreements With Accountants
         on Accounting and Financial Disclosure....................  35

                               PART III

Item 10  Directors and Executive Officers of the Registrant........  35

Item 11  Executive Compensation....................................  35

Item 12  Security Ownership of Certain
         Beneficial Owners and Management..........................  35

Item 13  Certain Relationships and Related Transactions............  35

                               PART IV

Item 14  Exhibits, Financial Statement Schedules
         and Reports on Form 8-K...................................  36

PART I.

ITEM 1.  BUSINESS.

GENERAL

Texarkana First Financial Corporation (the "Company") is a Texas corporation organized in March 1995 by First Federal Savings and Loan Association of Texarkana ("First Federal" or the "Association") for the purpose of becoming a unitary holding company of the Association. The only significant assets of the Company are the capital stock of the Association, the Company's loan to the Company's Employee Stock Ownership Plan ("ESOP"), and the portion of the net proceeds retained by the Company in connection with the conversion of the Association from the mutual to stock form of organization in July 1995 (the "Conversion"). The business and management of the Company consists of the business and management of the Association.

The Association is a federally chartered stock savings and loan association which conducts business through its main office and four full service branch offices. In July 1995, the Association converted from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association.

First Federal is primarily engaged in attracting deposits from the general public through its branch offices and using such deposits primarily to originate single-family (one-to-four units) residential loans and to a significantly lesser extent, nonresidential or commercial real estate loans, construction loans on primarily residential properties, consumer loans and multi-family loans. To a limited extent, the Association also invests in securities issued by the United States ("U.S.") Government and agencies thereof and mortgage-backed securities. The Association derives its income principally from interest earned on loans and investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services. The Association's primary expenses are interest expense on deposits and general operating expenses. Funds for activities are provided primarily by deposits, amortization and prepayments of outstanding loans and other sources.

The Association serves its market area of southwest Arkansas and northeast Texas as a community oriented, independent financial institution dedicated primarily to financing home ownership while providing needed financial services to its customers in an efficient manner.

The Association is subject to regulation by the Office of Thrift Supervision (the "OTS"), as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation (the "FDIC"), which insures the Association's deposits up to applicable limits. The Association also is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and is a member of the Federal Home Loan Bank ("FHLB") of Dallas, which is one of the 12 banks which comprise the FHLB System.

The Company's executive offices are located at 3rd and Olive Streets, Texarkana, Arkansas 71854, and its telephone number is (501) 773-1103.

MARKET AREA

First Federal is headquartered in Texarkana, Arkansas which is located where the southwest corner of Arkansas and the northeast corner of Texas meet. It is approximately 70 miles north of Shreveport, Louisiana, 140 miles southwest of Little Rock, Arkansas and 180 miles northeast of Dallas, Texas.
Texarkana, Arkansas and Texarkana, Texas are the focal points of this general market area and serve as the hub of economic activity. The Association's market area is comprised of Little River, Hempstead, Miller, Sevier and Howard Counties in Arkansas and Bowie County, Texas ("market area"). The Association conducts business through its five offices in the Arkansas cities of Texarkana, Ashdown, DeQueen, Hope and Nashville. The Association's market area is characterized by a limited number of major employers or industries with a significantly higher level of residents employed in manufacturing and a lower level of people employed in the wholesale/retail trade industry. The Association's market area has also been characterized by higher unemployment rates than Texas, Arkansas and the United States. The unemployment rate for the Association's principal market area of Miller County, Arkansas and Bowie County, Texas was 6.6% and 7.6%, respectively, at September 30, 1996.

Due to defense cutbacks, Red River Army Depot, a major local employer which currently employees approximately 2,500 persons, was previously scheduled to be closed. However, the Base Realignment and Closure Commission removed the depot from the closure list but proposed a transfer of certain operations to another depot in Alabama. The reduction due to base realignments is currently scheduled to begin on or after October 1997, and is expected to result in a workforce reduction of approximately 500 to 600 employees. Since the Red River Army Depot is located just outside Texarkana in Bowie County, Texas, any major employment reduction would impact the economy of Texarkana. Management of the Association intends to closely monitor all loans made to employees of the Red River Army Depot in order to mitigate the impact, if any, on its operations.



LENDING ACTIVITIES

GENERAL. At September 30, 1996, the Association's total portfolio of loans receivable ("total loan portfolio"), amounted to $140.5 million or 84.8% of the Company's $165.7 million of total assets at such time. The Association has traditionally concentrated its lending activities on conventional first mortgage loans secured by single-family residential property. Consistent with such approach, $98.0 million or 69.8% of the total loan portfolio consisted of one-to-four family residential loans. To a lesser extent, the Association also originates multi-family residential loans, nonresidential real estate and land loans, construction loans, commercial business loans and consumer loans. Such loan categories amounted to $1.5 million or 1.1%, $19.8 million or 14.1%, $7.8 million or 5.6%, $3.3 million or 2.3% and $10.1 million or 7.2% of the total loan portfolio, respectively. The Association does not offer loans which are insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Office of Veterans Affairs ("VA").

LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of First Federal's loan portfolio by type of loan at the dates indicated.


                                               SEPTEMBER 30,
                             -----------------------------------------------------
                                  1996                1995              1994
                             ----------------   ----------------   ----------------
   (DOLLARS IN THOUSANDS)     AMOUNT     %       AMOUNT     %       AMOUNT     %
                             --------  ------   --------  ------   --------  ------
Real estate loans:
 One-to-four family........  $ 98,031   69.78%  $ 91,811   72.94%  $ 84,836  69.91%
 Multi-family..............     1,503    1.07      1,581    1.26      1,650    1.36
 Nonresidential and land...    19,765   14.07     17,741   14.09     18,438   15.20
 Construction..............     7,818    5.56      5,917    4.70      9,025    7.44
                             --------  ------   --------  ------    -------  ------
  Total real estate loans..   127,117   90.48    117,050   92.99    113,949   93.91
Commercial loans...........     3,264    2.32        962     .76         72     .06
Consumer loans.............    10,107    7.20      7,859    6.25      7,318    6.03
                             --------  ------   --------  ------    -------  ------
   Total loans.............   140,488  100.00%   125,871  100.00%   121,339  100.00%
                                       ------             ------             ------
                                       ------             ------             ------
Less:
 Loans in process...........    3,571              2,444              2,669
 Deferred fees and discounts      112                118                122
 Allowance for loan losses..    1,145              1,149                977
                              -------            -------            -------
   Net loans................ $135,660           $122,160           $117,571
                              -------            -------            -------
                              -------            -------            -------


CONTRACTUAL MATURITIES. The following table presents the scheduled maturities of First Federal's loans at September 30, 1996. Demand loans, loans having no stated schedule of repayment and no stated maturity, and overdraft loans are reported as due in one year or less. The amounts shown for each maturity period do not take into consideration loan prepayments but do reflect normal amortization.

                                AMOUNTS DUE AFTER SEPTEMBER 30, 1996 IN YEARS
                             ----------------------------------------------------
                              ONE              THREE     SIX
                               OR             THROUGH  THROUGH   AFTER
   (DOLLARS IN THOUSANDS)     LESS    TWO      FIVE      TEN      TEN      TOTAL
                             ------  -------  -------  -------  -------   -------
Real estate loans:
 One-to-four family.......  $   796  $  374   $2,792   $11,498  $82,571   $98,031
 Multi-family.............       --      --       22       172    1,309     1,503
 Nonresidential and land..      461      70    2,078     5,276   11,880    19,765
 Construction.............    5,568      89       96       265    1,800     7,818
Commercial loans..........      626      58      140     2,440       --     3,264
Consumer loans............    3,766   1,427    3,979       935       --    10,107
                            -------  -------  ------   -------  -------  --------
  Total loans.............  $11,217  $2,018   $9,107   $20,586  $97,560  $140,488
                            -------  -------  ------   -------  -------  --------
                            -------  -------  ------   -------  -------  --------

The following table sets forth the dollar amount of total loans, before net items, at September 30, 1996 which have fixed interest rates or which have floating or adjustable interest rates.

                                                 SEPTEMBER 30, 1996
                                        ------------------------------------
                                                    FLOATING OR
                                         FIXED      ADJUSTABLE
          (DOLLARS IN THOUSANDS)          RATE         RATE           TOTAL
                                        -------     -----------     --------
   Real estate loans:
    One-to-four family................  $ 7,690       $ 90,341      $ 98,031
    Multi-family......................       22          1,481         1,503
    Nonresidential and land...........    3,360         16,405        19,765
    Construction......................    4,026          3,792         7,818
   Commercial loans...................    1,330          1,934         3,264
   Consumer loans.....................   10,097             10        10,107
                                        -------       --------      --------
     Total loans......................  $26,525       $113,963      $140,488
                                        -------       --------      --------
                                        -------       --------      --------



ORIGINATION, PURCHASE AND SALE OF LOANS. The lending activities of the Association are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Association's Board of Directors and management. Loan originations are obtained by a variety of sources, including builders, realtors, walk-in customers, branch managers and radio advertising. The Association stresses its community ties, customized, personal service and an efficient underwriting and approval process. The Association uses either an in-house or independent appraiser on all loans and typically uses an independent appraiser for nonresidential real estate loans over $400,000. In addition, the Association requires hazard, title and, to the extent applicable, flood insurance on all secured property.

Loan applications are initially processed by branch managers or loan officers and all real estate loans up to $300,000 are approved by the Association's Loan Committee consisting of the Association's President, Executive Vice President, and certain employees. The President and the Chairman of the Board have the ability to jointly approve loans between $300,000 and $500,000 and loans over $500,000 must be approved by the Board of Directors. All loans are ratified by the Association's Board of Directors.

Since 1985, the Association has not been an active purchaser of loans. A $1.0 million participation interest in a construction loan for a local retirement center was purchased in fiscal 1996, no loans were purchased in fiscal 1995, and a $1.4 million participation interest was purchased in fiscal 1994 with a prior commitment to sell to a third party.

As part of its asset/liability management, the Association typically sells its fixed-rate residential loans to the Federal Home Loan Mortgage Corporation ("FHLMC") with servicing retained and without recourse. The Association sold $2.2 million, $1.5 million and $8.8 million of fixed-rate loans during fiscal 1996, 1995 and 1994, respectively. Substantially all fixed-rate loans with terms of 15 years or greater have been originated pursuant to commitments to sell such loans to the FHLMC, with servicing retained, in order to reduce interest rate risk. Sales of loans produce future servicing income if servicing is retained and provide funds for additional lending and other purposes.

Loans sold to the FHLMC are sold pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale does not adversely affect the Association's income at the time of sale. When loans are sold to the FHLMC, the Association retains the responsibility for servicing the loans, including collecting and remitting mortgage loan payments, accounting for principal and interest and holding and disbursing escrow or impound funds for real estate taxes and insurance premiums. The Association receives a servicing fee for performing these services for others. The Association serviced for others mortgage loans amounting to $23.8 million at September 30, 1996.


The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                   YEAR ENDED SEPTEMBER 30,
                                                 ---------------------------
              (DOLLARS IN THOUSANDS)               1996      1995      1994
                                                 -------   -------   -------
   Loan originations:
    One-to-four family residential.............  $19,747   $14,003   $22,072
    Multi-family residential...................       --        --     1,340
    Nonresidential and land....................    3,737     2,465     2,667
    Construction...............................    8,216     6,287     8,599
    Commercial.................................    2,783       702       121
    Consumer...................................    7,137     5,012     3,944
                                                 -------   -------   -------
     Total loan originations...................   41,620    28,469    38,743
                                                 -------   -------   -------
   Loan purchases..............................    1,000        --     1,365
                                                 -------   -------   -------

     Total loan originations and purchases.....   42,620    28,469    40,108
                                                 -------   -------   -------

   Less sales and loan principal repayments:
    Loans sold.................................    2,179     1,514     8,784
    Loan principal repayments..................   24,737    18,637    25,125
                                                 -------   -------   -------
     Total loans sold and principal repayments.   26,916    20,151    33,909
                                                 -------   -------   -------
   Increase (decrease) due to other items, net.   (1,087)   (3,786)   (  224)
                                                 -------   -------   -------
   Net increase (decrease) in total loans......  $14,617   $ 4,532   $ 5,975
                                                 -------   -------   -------
                                                 -------   -------   -------



LOANS-TO-ONE BORROWER. A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September

30, 1996, the Association's limit on loans-to-one borrower was approximately $4.1 million. The Association's largest loan or group of loans-to-one borrower, including persons or entities related to the borrower, is an aggregate of 11 loans with total outstanding balances of $3.8 million and includes seven real estate loans totaling $1.9 million, one commercial business loan of $1.9 million and three consumer loans totaling $45,000. The Association also has outstanding loans to four different borrowers in Ft. Worth, Texas secured by four commercial buildings with total outstanding balances of $3.2 million. As of September 30, 1996, these loans were current as to payments of principal and interest and were performing according to the terms of the loan documents.

ONE-TO-FOUR FAMILY RESIDENTIAL REAL ESTATE LOANS. The Association has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing one-to-four family residences. At September 30, 1996, $98.0 million or 69.8% of the total loan portfolio consisted of one-to-four family residential real estate loans. The Association originated $19.7 million, $14.0 million and $22.1 million of one-to-four family residential loans in fiscal 1996, 1995 and 1994, respectively, and intends to continue to emphasize the origination of permanent loans secured by first mortgage liens on one-to-four family residential properties in the future. Of the $98.0 million of such loans at September 30, 1996, $90.3 million or 92.1% had adjustable-rates of interest and $7.7 million or 7.9% had fixed-rates of interest. The Association's fixed-rate loans are originated primarily with terms of 15, 20 and 30 years. Substantially all of the Association's fixed-rate residential loans are originated pursuant to commitments to sell such loans to the FHLMC with servicing retained.

The Association currently originates for its portfolio one-to-four family residential mortgage loans which typically provide for an interest rate which adjusts every year in accordance with a designated index (the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year) plus a margin. Such loans are typically based on a 15 to 30-year amortization schedule. The Association does not offer "teaser" rates, and, generally, the amount of any increase or decrease in the interest rate after the initial one year period is limited to 2% per year, with a limit of 6% over the life of the loan. The Association also originates residential mortgage loans with an interest rate which is fixed for three or five years and adjusts every three or five year period thereafter.
Generally, such loans have a lifetime ceiling of 5% over the initial rate. The Association's adjustable-rate loans are assumable and do not contain prepayment penalties. The Association underwrites its adjustable rate loans on the basis of the borrowers ability to pay at the rate after the first adjustment.

Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Association believes that these risks, which have not had a material adverse effect on the Association to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

The Association's residential mortgage loans typically do not exceed 80% of the appraised value of the security property. However, the Association is permitted to lend up to 100% of the appraised value of the real property securing a residential loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Association is required by federal regulations to obtain private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the security property. Pursuant to underwriting guidelines adopted by the Board of Directors, the Association can lend up to 95% of the appraised value of the property securing a one-to-four family residential loan, and generally requires borrowers to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property.

MULTI-FAMILY RESIDENTIAL REAL ESTATE LOANS. Although the Association does not emphasize multi-family residential loans and has not been active in this area, the Association has, in the past, originated mortgage loans for the acquisition and refinancing of existing multi-family residential properties. At September 30, 1996, $1.5 million or 1.1% of the total loan portfolio consisted of loans secured by existing multi-family residential real estate properties. Such amount primarily represents three loans secured by apartment buildings located in the Association's primary market area.

Multi-family loans are made on terms up to 25 years with adjustable rates. Loan to value ratios on the Association's multi-family real estate loans are currently limited to 75%. It is also the Association's general policy to obtain corporate or personal guarantees, as applicable, on its multi-family residential real estate loans from the principals of the borrower.

Multi-family real estate lending entails significant additional risks as compared with one-to-four family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family real estate as well as economic conditions generally.

NONRESIDENTIAL REAL ESTATE AND LAND LOANS. The Association originates mortgage loans for the acquisition and refinancing of nonresidential or commercial real estate properties and land development loans to local developers and individuals. At September 30, 1996, $17.8 million or 12.7% of the total loan portfolio consisted of loans secured by existing commercial real estate properties and $2.0 million or 1.4% of the total loan portfolio consisted of land loans. Management currently anticipates that commercial real estate loans will continue to comprise a substantial portion of the loan portfolio in the future.

The majority of the Association's commercial real estate loans are secured by office buildings, churches, retail shops and manufacturing facilities. Substantially all of the Association's commercial real estate loans are secured by property located in the Association's market area.

The Association requires appraisals of all properties securing commercial real estate loans. Appraisals are performed by an in-house appraiser or an independent appraiser designated by the Association, depending upon the size of the loan, all of which are reviewed by management. The Association considers the quality and location of the real estate, the credit of the borrower, cash flow of the project and the quality of management involved with the property.
                                       7

The Association will originate commercial real estate loans with fixed interest rates or interest rates which adjust in accordance with a designated index. Such loans are typically based on a 10 to 20 year amortization schedule. Loan to value ratios on the Association's commercial real estate loans are generally limited to 85%. As part of the criteria for underwriting multi-family and commercial real estate loans, the Association generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 1.25. It is also the Association's policy to typically obtain corporate or personal guarantees, as applicable, on its commercial real estate loans from the principals of the borrower.

Commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Such loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for commercial real estate as well as regional and economic conditions generally. At September 30, 1996, the Association did not have any non-performing commercial real estate loans.

The Association originates land loans to local developers for the purpose of developing the land (i.e., roads, sewer and water). In addition, the Association originates lot loans to individuals for the purpose of acquiring home sites. Such loans are secured by a lien on the property and are typically limited to 65% of the value of the secured property. Land loans to developers are limited to a term of eight years while lot loans to individuals are limited to a term of 15 years.

CONSTRUCTION LOANS. The Association also originates primarily residential construction loans, although the Association has originated nonresidential construction loans to a limited degree. Construction loans are classified as either residential or nonresidential at the time of origination, depending on the nature of the property securing the loan. The Association's construction lending activities are limited to the Association's primary market area. At September 30, 1996, construction loans amounted to $7.8 million or 5.6% of the total loan portfolio, of which $6.3 million consisted of residential construction loans and $1.5 million consisted of nonresidential construction loans. The Association's construction loans generally have fixed interest rates for a term of six months, with payments being made monthly on an interest-only basis. However, the Association is permitted to extend a construction loan up to two years under its loan policy. Construction loans to builders are made with a maximum loan to value ratio of 75%. Construction loans to individuals are typically made with a loan to value ratio of 80%, although the Association will make such loans with a loan to value ratio up to 95% with private mortgage insurance.

With limited exceptions, the Association's construction loans are made to individual homeowners and a limited number of local real estate builders and developers for the purpose of constructing one-to-four family residential homes. Upon application, credit review and analysis of personal and corporate financial statements, the Association will make loans to local builders. These loans may be used for the purpose of construction of speculative (or unsold) residential properties although a majority of the loans to builders are for the construction of pre-sold single-family homes. Once approved for a construction line, draws are granted on a percentage of completion basis. The Association also inspects construction projects as draws are requested.

Construction lending is generally considered to involve a higher level of risk as compared to one-to-four family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not pre-sold and thus pose a greater potential risk to the Association than construction loans to individuals on their personal residences.

The Association has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction lending generally and by limiting its construction lending to primarily residential properties. In addition, the Association has adopted underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Association will do business and by working with builders with whom it has established relationships.

COMMERCIAL BUSINESS LOANS. The Association offers commercial business loans which include working capital lines of credit and term loans for financing inventory, accounts receivable, equipment and acquisitions. Depending on the collateral pledged to secure the extension of credit, maximum loan to value ratios range from 50% of used equipment value to 90% of pledged deposits at the Association. Also, personal guarantees are generally obtained from the principals of the borrower. Loan terms vary from one year for lines of credit to 10 years for equipment and business acquisition loans. The interest rates can be fixed or adjustable. At September 30, 1996, commercial business loans amounted to $3.3 million or 2.3% of the total loan portfolio.

CONSUMER LOANS. The Association offers consumer loans in order to provide a full range of financial services to its customers. The consumer loans offered by the Association include home improvement loans, automobile loans, deposit account secured loans and other personal loans. At September 30, 1996, consumer loans amounted to $10.1 million or 7.2% of the total loan portfolio with $2.5 million in home improvement loans, $3.6 million in automobile loans, $1.5 million in loans secured by deposit accounts and $2.5 million in other personal loans..

The Association's home improvement loans are typically adjustable rate loans
with terms of between five and ten years.   Although the Association does not
require that it hold the first mortgage on the secured property, the Association does hold the first mortgage on a significant majority of its home improvement loans. The Association limits the mortgages on the secured property to 80% of the value of the secured property.

The Association's automobile loans are originated by the Association and are typically for the purchase of new and used cars and trucks. Such loans are generally originated with a maximum term of five years.

Loans secured by deposit accounts are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance.

ASSET QUALITY


When a borrower fails to make a required payment on a loan, the Association attempts to cure the deficiency by contacting the borrower and seeking the payment. Depending upon the type of loan, late notices are sent and/or personal contacts are made. In most cases, deficiencies are cured promptly. While the Association generally prefers to work with borrowers to resolve such problems, when a mortgage loan becomes 90 days delinquent, the Association institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Association does not accrue interest on real estate loans past due 90 days or more unless, in the opinion of management, the value of the property securing the loan substantially exceeds the outstanding balance of the loan (principal, interest and escrows) and collection is probable. Loans may be reinstated to accrual status when all payments are brought current and, in the opinion of management, collection of the remaining balance can be reasonably expected.

Real estate acquired by the Association as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until sold. Pursuant to a statement of position ("SOP 92-3") issued by the AICPA in April 1992, which provides guidance on determining the balance sheet treatment of foreclosed assets in annual financial statements for periods ending on or after December 15, 1992, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expended and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. The Association's accounting for its real estate acquired by foreclosure complies with the guidance set forth in SOP 92-3.

Under generally accepted accounting principles, the Association is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Association, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Association would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Association did not have any troubled debt restructurings as of September 30, 1996.
                                      10

DELINQUENT LOANS. The following table sets forth information concerning delinquent loans as of September 30, 1996, in dollar amounts and as a percentage of First Federal's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.


                                             SEPTEMBER 30, 1996
                              ----------------------------------------------------
                                                DAYS DELINQUENT
                              ----------------------------------------------------
                                 30-59 DAYS        60-89 DAYS     90 OR MORE DAYS
                              ----------------  ----------------  ----------------
                                       PERCENT           PERCENT           PERCENT
                                      OF TOTAL          OF TOTAL          OF TOTAL
  (DOLLARS IN THOUSANDS)      AMOUNT   LOANS    AMOUNT   LOANS    AMOUNT    LOANS
                              ------  --------  ------  --------  ------  --------
Real estate loans:
 One-to-four family........    $437     .31%     $ 34     .02%     $134     .10%
 Multi-family..............      43     .03        --      --        --      --
 Nonresidential and land...      11     .01        --      --        --      --
 Construction..............      --      --        --      --        --      --
Commercial loans...........      --      --        --      --        --      --
Consumer loans.............      87     .06        10     .01        10     .01
                                ---               ---               ---
  Total delinquent loans...    $578              $ 44              $144
                                ---               ---               ---
                                ---               ---               ---

The following table sets forth the amounts and categories of First Federal's nonperforming assets and troubled debt restructurings and other selected statistics at the dates indicated.

                                                      SEPTEMBER 30,
                                                -------------------------
           (DOLLARS IN THOUSANDS)                1996      1995      1994
                                                -----     -----     -----
Non-accruing loans:
  One-to-four family residential..........        $  66     $  40     $  40
  Multi-family residential................           --        --        --
  Nonresidential and land.................           --        --        --
  Construction............................           --        --        --
  Commercial..............................           --        --        --
  Consumer................................            2         2         3
                                                  -----     -----     -----
    Total non-accruing loans..............           68        42        43
Accruing loans 90 days or
  more delinquent.........................          144       172        69
Restructured debt.........................           --        --        --
                                                  -----     -----     -----
    Total nonperforming loans.............          212       214       112
                                                  -----     -----     -----
Real estate owned, net....................           72       320       635
                                                  -----     -----     -----
    Total nonperforming assets............       $  284    $  534    $  747
                                                  -----     -----     -----
                                                  -----     -----     -----

Total loans outstanding...................     $140,488  $125,871  $121,339
 Total assets.............................      165,747   160,652   140,178

Total nonperforming loans to
  total loans.............................        .15%      .17%      .09%
Total nonperforming assets to
  total assets............................        .17%      .33%      .53%


Interest income that would have been recorded under the original terms of the Association's non-accruing loans for fiscal years 1996, 1995 and 1994 amounted to $6,000, $7,000 and $5,000, respectively, and the interest recognized during fiscal years 1996, 1995 and 1994 amounted to $2,000, $3,000 and $3,000, respectively.

The $72,000 of REO at September 30, 1996 consists of a single-family residence located on 7.9 acres near Lockesburg, Arkansas.


CLASSIFIED ASSETS. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. At September 30, 1996, the Association had $724,000 of loans which were classified as substandard.


ALLOWANCE FOR LOAN LOSSES. It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio and the adequacy of the allowance. Management's periodic evaluation of the adequacy of the allowance is based on the Association's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral and current economic conditions. The allowance is increased by provisions for loan losses which are charged against income.

Although management uses the best information available to make determinations with respect to the provisions for loan losses, additional provisions for loan losses may be required to be established in the future should economic or other conditions change substantially. In addition, the OTS and the FDIC, as an integral part of their examination process, periodically review the Association's allowance for possible loan losses. Such agencies may require the Association to recognize additions to such allowance based on their judgments about information available to them at the time of their examination.

The following table summarizes changes in the allowance for possible loan losses and other selected statistics for the periods presented.


                                               Year Ended September 30,
                                          ----------------------------------
         (Dollars in Thousands)             1996         1995         1994
                                          --------     --------     --------
Allowance for loan losses, beginning
 of period................................$  1,149     $    977     $  1,134
                                           -------      -------      -------
Loans charged-off:
  Residential real estate.................      --           (4)        (137)
  Nonresidential real estate..............      --           --           --
  Commercial loans........................      --           --           --
  Consumer loans..........................      (4)          (2)        ( 20)
                                           -------      -------      -------
   Total charge-offs......................      (4)          (6)        (157)
                                           -------      -------      -------
Recoveries of loans
 previously charged-off:
  Residential real estate.................      --           --           --
  Nonresidential real estate..............      --           --           --
  Commercial loans........................      --           --           --
  Consumer loans..........................      --            1           --
                                           -------      -------      -------
   Total recoveries.......................      --            1           --
                                           -------      -------      -------
   Net charge-offs........................      (4)          (5)        (157)
                                           -------      -------      -------
Provision for loan losses.................      --          177           --
                                           -------      -------      -------
Allowance for loan losses, end
 of period................................$  1,145     $  1,149     $    977
                                           -------      -------      -------
                                           -------      -------      -------



Total loans outstanding...................$140,488     $125,871     $121,339
Total nonperforming loans.................     212          214          112
Average total loans....................... 129,182      121,074      113,575



Allowance for loan losses to
 total loans..............................     .82%         .91%         .81%
Allowance for loan losses to
 nonperforming loans......................  540.09%      536.92%      872.32%
Net charge-offs to
 average total loans......................    .003%        .004%        .138%

The following table presents the allocation of First Federal's allowance for possible loan losses by loan classification at each of the dates indicated.

                                                September 30,
                                    -------------------------------------
          (Dollars in Thousands)       1996          1995          1994
                                    ---------     ---------     ---------
   Real estate loans:
    One-to-four family.............. $  246        $  231        $   23
    Multi-family....................     20            --            --
    Nonresidential and land.........    494           548           148
    Construction....................     10             9            --
   Commercial loans.................     34            --            --
   Consumer loans...................     52            35            10
   Unallocated/general..............    289           326           796
                                      -----         -----         -----
     Total allowance................ $1,145        $1,149        $  977
                                      -----         -----         -----
                                      -----         -----         -----

The following table presents, for each of the dates indicated, the percentage of the allowance for loan losses allocated to each loan classification, and the percentage of total loans applicable to each loan classification.

                                              September 30,
                            --------------------------------------------------
                                  1996             1995             1994
                            ---------------- ---------------- ----------------
                            Allowance Loans  Allowance Loans  Allowance Loans
                            --------- ------ --------- ------ --------- ------
Real estate loans:
 One-to-four family.........   21.5%   69.8%    20.1%   72.9%     2.4%   69.9%
 Multi-family...............    1.8     1.1       --     1.3       --     1.4
 Nonresidential and land....   43.1    14.1     47.7    14.1     15.1    15.2
 Construction...............     .9     5.5       .8     4.7       --     7.4
Commercial loans............    3.0     2.3       --      .8       --      .1
Consumer loans..............    4.5     7.2      3.0     6.2      1.0     6.0
Unallocated/general.........   25.2      --     28.4      --     81.5      --
                              -----   -----    -----   -----    -----   -----
  Total.....................  100.0%  100.0%   100.0%  100.0%   100.0%  100.0%
                              -----   -----    -----   -----    -----   -----
                              -----   -----    -----   -----    -----   -----

INVESTMENT ACTIVITIES

MORTGAGE-BACKED SECURITIES. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Association. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA").

The FHLMC is a public corporation chartered by the U.S. government and guarantees the timely payment of interest and the ultimate return of principal within one year. The FHLMC mortgage-backed securities are not backed by the full faith and credit of the United States, but because the FHLMC is a U.S. government sponsored enterprise, these securities are considered high quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government assisted housing programs. The GNMA guarantees the timely payment of principal and interest, and GNMA securities are backed by the full faith and credit of the U.S. Government. The FNMA guarantees the timely payment of principal and interest, and FNMA securities are indirect obligations of the U.S. Government.

Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as the prepayment risk, are passed on to the certificate holder. Accordingly, the life of a mortgage-backed pass-through security approximates the life of the underlying mortgages.

The following table presents the composition of the mortgage-backed securities portfolio at each of the dates indicated. No mortgage-backed securities are classified as available-for-sale.

                                                      September 30,
                                ---------------------------------------------------------
                                      1996                 1995                1994
                                -----------------   -----------------   -----------------
                                Carrying   Market   Carrying   Market   Carrying   Market
    (Dollars in Thousands)        Value     Value     Value     Value     Value     Value
                                --------   ------   --------   ------   --------   ------
Mortgage-backed securities
Held-to-maturity:
 Federal Home Loan Mortgage
  Corporation.(FHLMC)........    $  709    $  734    $1,301    $1,339    $1,612    $1,630
 Federal National Mortgage
  Association (FNMA).........       809       804       979       984     1,097     1,066
                                  -----     -----     -----     -----     -----     -----
   Total.....................    $1,518    $1,538    $2,280    $2,323    $2,709    $2,696
                                  -----     -----     -----     -----     -----     -----
                                  -----     -----     -----     -----     -----     -----

The following table sets forth the contractual maturities of the mortgage-backed securities portfolio at September 30, 1996. None of the securities are classified as available-for-sale.


                               Amounts at September 30, 1996 Which Mature In
                              ------------------------------------------------
                               1 Year    1 to 5    5 to 10   Over 10
    (Dollars in Thousands)     or Less    Years     Years     Years     Total
                              --------  --------  --------  --------  --------
 Mortgage-backed securities
Held-to-maturity:
 Federal Home Loan Mortgage
  Corporation.(FHLMC)......... $   --    $   --    $   --    $  709    $  709
 Federal National Mortgage
  Association (FNMA)..........     --       809        --        --       809
                                -----     -----     -----     -----     -----
   Total.......................$   --    $  809    $   --    $  709    $1,518
                                -----     -----     -----     -----     -----
                                -----     -----     -----     -----     -----

Mortgage-backed securities generally increase the quality of the Association's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Association. At September 30, 1996, none of the Association's mortgage-backed securities were pledged to secure obligations of the Association.

The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Association may be subject to reinvestment risk because to the extent that the Association's mortgage-backed securities amortize or prepay faster than anticipated, the Association may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

INVESTMENT SECURITIES. The investment policy, as established by the Board of Directors, is designed primarily to provide and maintain liquidity and to generate a favorable return on investments without incurring undue interest rate risk, credit risk, and investment portfolio asset concentrations. The investment policy is currently implemented by the President and Executive Vice President within the parameters set by the Board of Directors.

The Company and the Association are authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments.

Securities that management has the intent and positive ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of equity. At September 30, 1996, $2.6 million of the investment securities were classified as held to maturity and $14.9 million were classified as available for sale. At September 30, 1996, investments in the debt and/or equity securities of any one issuer did not exceed more than 10% of the Company's stockholders' equity.

The following table sets forth the composition of the investment securities portfolio at the dates indicated.

                                                     SEPTEMBER 30,
                               ----------------------------------------------------------
                                      1996               1995                 1994
                               -----------------   -----------------   ------------------
                               CARRYING   MARKET   CARRYING   MARKET   CARRYING   MARKET
    (DOLLARS IN THOUSANDS)       VALUE     VALUE     VALUE     VALUE     VALUE     VALUE
                               --------   ------   --------   ------   --------   -------
Investment securities
Available-for-sale:
 U.S. Government securities..  $14,898   $14,887   $   999    $ 1,007  $    --    $    --
                                ------    ------    ------     ------   ------     ------
  Total available-for-sale...   14,898    14,887       999      1,007       --         --
                                ------    ------    ------     ------   ------     ------

Held-to-maturity:
 U.S. Government securities..       --        --    17,153     17,122   13,364     12,887
 Federal Home Loan Bank stock    1,053     1,053       992        992      931        931
                                ------    ------    ------     ------   ------     ------
  Total held-to-maturity.......  1,053     1,053    18,145     18,114   14,295     13,818
                                ------    ------    ------     ------   ------     ------

  Total investment securities  $15,951   $15,940   $19,144    $19,121  $14,295    $13,818
                                ------    ------    ------     ------   ------     ------
                                ------    ------    ------     ------   ------     ------



The following table sets forth the amount of investment securities which mature during each of the periods indicated.

                                 AMOUNTS AT SEPTEMBER 30, 1996 WHICH MATURE IN
                                -----------------------------------------------
                                1 YEAR     1 TO 5   5 TO 10   OVER 10
    (DOLLARS IN THOUSANDS)      OR LESS     YEARS    YEARS     YEARS     TOTAL
                                -------   -------   -------   -------   -------
Investment securities
Available-for-sale:
 U.S. Government securities...  $ 2,000   $12,475   $   423   $    --   $14,898
                                 ------    ------    ------    ------    ------
  Total available-for-sale....    2,000    12,475       423        --    14,898
                                 ------    ------    ------    ------    ------

Held-to-maturity:
 U.S. Government securities...       --        --        --        --        --
 Federal Home Loan Bank stock.    1,053        --        --        --     1,053
                                 ------    ------    ------    ------    ------
  Total held-to-maturity......    1,053        --        --        --     1,053
                                 ------    ------    ------    ------    ------

  Total investment securities   $ 3,053   $12,475   $   423   $    --   $15,951
                                 ======    ======    ======    ======    ======

SOURCES OF FUNDS

GENERAL. Deposits are the primary source of the Association's funds for lending and other investment purposes. In addition to deposits, the Association derives funds from loan principal repayments, prepayments and advances from the FHLB of Dallas. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes. The Association has not generally utilized borrowings as a source of funds.

DEPOSITS. The Association's deposit products include a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

The Association considers its primary market area to be southwest Arkansas and northeast Texas. The Association utilizes traditional marketing methods to attract new customers and savings deposits. The Association does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Arkansas and Texas at September 30, 1996.

The Association has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. Although market demand generally dictates which deposit maturities and rates will be accepted by the public, the Association intends to continue to promote longer term deposits to the extent possible and consistent with its asset and liability management goals.

The following table sets forth, by type of deposit, the distribution of the amount of deposits and the percentage of total deposits as of the dates indicated.

                                                   SEPTEMBER 30,
                               ----------------------------------------------------
                                    1996               1995              1994
                               ---------------   ----------------  ----------------
    (DOLLARS IN THOUSANDS)      AMOUNT     %      AMOUNT      %     AMOUNT      %
                               --------  -----   --------   -----  --------   -----
Certificates of deposit:
    2.01% to  4.00%..........  $    632     .5%   $    627    0.5%  $ 25,147    20.2%
    4.01% to  6.00%..........    98,572   74.1      73,363   58.7     63,530    51.1
    6.01% to  8.00%..........    13,577   10.2      31,063   24.9      9,510     7.6
    8.01% and over...........         4    0.0       1,287    1.0      3,152     2.5
                                -------  -----     -------  -----    -------   -----
 Total certificate accounts..   112,785   84.8     106,340   85.1    101,339    81.4
Passbook and statement
 savings accounts............     5,917    4.4       5,025    4.0      6,426     5.2
Money market and
 NOW accounts................    14,369   10.8      13,588   10.9     16,731    13.4
                                -------  -----     -------  -----    -------   -----
 Total deposits..............  $133,071  100.0%   $124,953  100.0%  $124,496   100.0%
                                -------  -----     -------  -----    -------   -----
                                -------  -----     -------  -----    -------   -----

                                       18

The following table presents, by type of deposit, the average balance and the average rate paid for the periods indicated.



                                           YEAR ENDED SEPTEMBER 30,
                              --------------------------------------------------
                                   1996             1995             1994
                              ---------------   ---------------   --------------
                                 AVERAGE            AVERAGE          AVERAGE
    (DOLLARS IN THOUSANDS)     BALANCE  RATE    BALANCE   RATE    BALANCE   RATE
                              --------  -----   --------  -----   --------  -----
Passbook and statement
 savings accounts...........  $  5,280   3.18%  $  5,676   3.70%  $  6,085   2.71%
Money market and
 NOW accounts...............    14,963   2.57     14,929   2.79     16,539   2.52
Certificates of deposit.....   107,866   5.49    106,087   5.10     99,940   4.45
                               -------   ----    -------   ----    -------   ----
  Total deposits............  $128,109   5.05%  $126,692   4.77%  $122,564   4.11%
                               -------   ----    -------   ----    -------   ----
                               -------   ----    -------   ----    -------   ----

The following table sets forth the net deposit flows during the periods indicated.

                                                  YEAR ENDED SEPTEMBER 30,
                                              -------------------------------
           (DOLLARS IN THOUSANDS)                1996      1995       1994
                                              ---------  ---------  ---------
Increase(decrease) before interest credited.   $ 3,844    $(3,646)   $(3,310)
Interest credited...........................     4,274      4,103      3,294
                                                ------     ------     ------
 Net increase(decrease) in deposits.........   $ 8,118    $   457    $   (16)
                                                ------     ------     ------
                                                ------     ------     ------

The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 1996 and the amounts which mature during the periods indicated.

                                               AMOUNTS AT SEPTEMBER 30, 1996
                              SEPTEMBER 30,           MATURING WITHIN
                              -------------  ----------------------------------
                                                                         AFTER
   (DOLLARS IN THOUSANDS)          1996       1 YEAR  2 YEARS  3 YEARS  3 YEARS
                              -------------  -------  -------  -------  -------
Certificates of deposit:
    2.01% to 4.00%..........     $    632    $   632  $    --   $  --    $   --
    4.01% to 6.00%..........       98,572     73,732   14,386    8,045    2,409
    6.01% to 8.00%..........       13,577      6,503    2,129      385    4,560
    8.01% and over..........            4         --       --       --        4
                                  -------    -------  -------   ------   ------
  Total certificate accounts.    $112,785    $80,867  $16,515   $8,430   $6,973
                                  -------    -------  -------   ------   ------
                                  -------    -------  -------   ------   ------

The following table sets forth maturities of certificates of deposit of $100,000 or more at September 30, 1996 by time remaining to maturity.

                       (DOLLARS IN THOUSANDS)         AMOUNT
                                                      -------
                Three months or less................  $ 2,043
                Three months through six months.....    5,146
                Six months through 12 months........    5,154
                Over 12 months......................    3,718
                                                      -------
                 Total..............................  $16,061
                                                      -------
                                                      -------


BORROWED FUNDS. The Association may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. The Association has not generally utilized such advances as a source of funds. At September 30, 1996, the Association had no advances from the FHLB.

In September 1996, the Company borrowed $475,000 from a local financial institution on a short-term basis and sold $2.4 million of securities with repurchase agreements. The loan and the repurchase agreements mature and will be repaid in October 1996. See Note 10 of the Notes to the Consolidated Financial Statements incorporated by reference in Item 8 hereof.

EMPLOYEES

The Company and the Association had 34 full-time employees and two part-time employees at September 30, 1996. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

SUBSIDIARIES

As of September 30, 1996, the Company had no subsidiaries other than First Federal, and First Federal had no subsidiaries.

COMPETITION

The Association faces strong competition both in attracting deposits and making real estate loans. Its most direct competition for deposits has historically come from other savings association, credit unions and commercial banks, including many large financial institutions which have greater financial and marketing resources available to them. In addition, during times of high interest rates, the Association has faced additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Association to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

The Association experiences strong competition for real estate loans principally from commercial banks and mortgage companies. The Association competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.



                                REGULATION

THE COMPANY

GENERAL. The Company, as a registered savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA"), is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, First Federal is subject to certain restrictions in its dealings with the Company and affiliates thereof.

ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "--The Association--Qualified Thrift Lender Test," then such unitary holding company becomes subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, must register as, and become subject to the restrictions applicable to, a bank holding company. See "--The Association--Qualified Thrift Lender Test."

If the Company were to acquire control of another savings institution, other than through merger or other business combination with First Federal, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than First Federal or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution may commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, upon prior notice to, and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust;
(vi) those activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the FRB as permissible for bank holding companies. Those activities described in (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1996, First Federal was in compliance with the above restrictions.

RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

FIRREA amended provisions of the Bank Holding Company Act of 1956 to specifically authorize the FRB to approve an application by a bank holding company to acquire control of a savings institution. FIRREA also authorized a bank holding company that controls a savings institution to merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund ("BIF") with the approval of the appropriate federal banking agency and the FRB. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

THE ASSOCIATION

GENERAL. The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions.
Such regulation and supervision is primarily intended for the protection of depositors.

The OTS' enforcement authority over all savings institutions and their holding companies was substantially enhanced by FIRREA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. FIRREA significantly increased the amount of and grounds for civil money penalties.

On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. The FDICIA provides for, among other things, the recapitalization of the BIF; the authorization of the FDIC to make emergency special assessments under certain circumstances against BIF members and members of the Savings Association Insurance Fund ("SAIF"); the establishment of risk-based deposit insurance premiums; and improved examinations and reporting requirements. The FDICIA also provides for enhanced federal supervision of depository institutions based on, among other things, an institution's capital level.

INSURANCE OF ACCOUNTS. The deposits of First Federal are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

Under current FDIC regulations, SAIF-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well capitalized," "adequately capitalized," and "undercapitalized"--which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .23% for well capitalized, healthy institutions to .31% for under capitalized institutions with substantial supervisory concerns. The insurance premiums for First Federal for the two semi-annual periods in each of calendar 1994, calendar 1995 and calendar 1996 were .23% (per annum) of insured deposits.


On September 30, 1995, the FDIC established an assessment rate schedule of 4 to 31 basis points for BIF members. Under the schedule, approximately 91% of BIF members would pay the lowest assessment rate of 4 basis points. The assessment rate of 23 to 31 basis points, described above, remained applicable to SAIF-insured institutions.

In July 1995, the Chairman of the FDIC announced in testimony before the U.S. Congress, related to the condition of the SAIF, a proposal to recapitalize the SAIF by a one-time charge of SAIF-insured institutions of approximately $6.6 billion, or approximately $.85 for every $100 of assessable deposits, and an eventual merger of the SAIF with the BIF.

On September 30, 1996, the Omnibus Appropriations Act was signed into law. The legislation authorized a one-time charge of SAIF insured institutions at a rate of 65.7 basis points per $100.00 of March 31, 1995 deposits. As a result, First Federal's assessment amounted to $834,839. Additional provisions of the Act include new BIF and SAIF premiums and the merger of BIF and SAIF. The new BIF and SAIF premiums will include a premium for repayment of the Financing Corporation ("FICO") bonds plus any regular insurance assessment, currently nothing for the lowest risk category institutions. Until full pro-rata FICO sharing is in effect, the FICO premiums for BIF and SAIF will be 1.3 and 6.4 basis points, respectively, beginning January 1, 1997. Full pro-rata FICO sharing is to begin no later than January 1, 2000. BIF and SAIF are to be merged on January 1, 1999, provided the bank and savings association charters are merged by that date

The FDIC may terminate the deposit insurance of any insured depository institution, including First Federal, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Association's deposit insurance.

REGULATORY CAPITAL REQUIREMENTS. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. Pursuant to FIRREA, the OTS has established capital standards applicable to all savings institutions. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. First Federal had no goodwill or other intangible assets at September 30, 1996. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets (a maximum of 1.5% prior to December 31, 1992). In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the

OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one- to four-family residences and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one- to four-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated economic value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0% multiplied by the economic value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject however to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than "normal" risk until the OTS publishes an appeals process. On August 21, 1995, the OTS released Thrift Bulletin 67 which established (i) an appeals process to handle "requests for adjustments" to the interest rate risk component and (ii) a process by which "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk component. The Director of the OTS indicated, concurrent with the release of Thrift Bulletin 67, that the OTS will continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process set forth in Thrift Bulletin 67.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

At September 30, 1996, First Federal exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 16.55%, 16.55% and 28.54%, respectively.

The following table sets forth First Federal's compliance with each of the above-described capital requirements as of September 30, 1996.



                                         Tangible       Core        Risk-Based
         (Dollars in Thousands)           Capital      Capital        Capital
                                        ----------    ---------     ----------
Regulatory capital......................  $27,031       $27,031      $ 27,805
Minimum required regulatory capital.....    2,450         4,900         7,793
                                          -------       -------      --------
Excess regulatory capital...............  $24,581       $22,131      $ 20,012
                                          -------       -------      --------
                                          -------       -------      --------
Total adjusted assets................... $163,340      $163,340     $  97,411
                                          -------       -------      --------
                                          -------       -------      --------
Regulatory capital ratio................    16.55%        16.55%        28.54%

Minimum required capital ratio..........     1.50%         3.00%         8.00%

Excess regulatory capital ratio.........    15.05%        13.55%        20.54%



LIQUIDITY REQUIREMENTS. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and
savings flows of all savings institutions.   At the present time, the
required minimum liquid asset ratio is 5%. At September 30, 1996, First Federal's liquidity ratio was 17.10%.

CAPITAL DISTRIBUTIONS. OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings institution to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from institutions meeting at least their minimum capital requirements, so long as such institutions notify the OTS and receive no objection to the distribution from the OTS. Savings institutions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier
1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus
50% of its "surplus capital ratio" at the beginning of the calendar year or
(ii) 75% of net income over the most recent four-quarter period.  The
"surplus capital ratio" is defined to mean the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an institution's capital requirement under the statutory and regulatory standards to be applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the institution. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval. See "- Regulatory Capital Requirements."

Tier 2 institutions, which are institutions that before and after the proposed distribution meet or exceed their minimum capital requirements, may make capital distributions up to a specified percentage of their net income during the most recent four quarter period, depending on how close the institution is to meeting its fully phased-in capital requirements. Tier 2 institutions that meet the capital requirements in effect on January 1, 1993 (including the 8% risk-based requirement and then-applicable exclusions on non-permissible subsidiary investments and goodwill) are permitted to make distributions totalling up to 75% of their net income over the most recent four quarter period.

In order to make distributions under these safe harbors, Tier 1 and Tier 2 institutions must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 institution deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 institution as a result of such a determination.

Tier 3 institutions, which are institutions that do not meet current minimum capital requirements, or that have capital in excess of either their fully phased-in capital requirement or minimum capital requirement but which have been notified by the OTS that it will be treated as a Tier 3 institution because they are in need of more than normal supervision, cannot make any capital distribution without obtaining OTS approval prior to making such distributions.

At September 30, 1996, First Federal was a Tier 1 institution for purposes of this regulation.

On December 5, 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, institutions would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized." An institution is adequately capitalized if it has a total risked-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more and does not meet the definition of well capitalized. Because the Association is a subsidiary of a holding company, the proposal would require the Association to provide notice to the OTS of its intent to make a capital distribution. The Association does not believe that its ability to make capital distributions will be adversely affected.

BRANCHING BY FEDERAL SAVINGS INSTITUTIONS. OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the IRS' domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if, among other things, the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located. Furthermore, the OTS will evaluate a branching applicant's record of compliance with the Community Reinvestment Act of 1977 ("CRA"). An unsatisfactory CRA record may be the basis for denial of a branching application.

QUALIFIED THRIFT LENDER TEST. All savings institutions are required to meet a QTL test set forth in Section 10(m) of the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A savings institution that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1996, the qualified thrift investments of First Federal were approximately 85% of its portfolio assets.

ACCOUNTING REQUIREMENTS. FIRREA requires the OTS to establish accounting standards to be applicable to all savings institutions for purposes of complying with regulations, except to the extent otherwise specified in the capital standards. Such standards must incorporate GAAP to the same degree as is prescribed by the federal banking agencies for banks or may be more stringent than such requirements.

The accounting principles for depository institutions are currently undergoing review to determine whether the historical cost model or market-based measure of valuation is the appropriate measure for reporting the assets of such institutions in their financial statements. Such proposal is controversial because any change in applicable accounting principles which requires depository institutions to carry mortgage-backed securities and mortgage loans at fair market value could result in substantial losses to such institutions and increased volatility in their liquidity and operations. Currently, it cannot be predicted whether there may be any changes in the accounting principles for depository institutions in this regard beyond those imposed by SFAS No. 115 or when any such changes might become effective.

FEDERAL HOME LOAN BANK SYSTEM. First Federal is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 1996, the Association had no FHLB advances.

As a member, First Federal is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1996, First Federal had $1.1 million in FHLB stock, which was in compliance with this requirement.

As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of September 30, 1996, no reserves were required to be maintained on the first $4.3 million of transaction accounts, reserves of 3% were required to be maintained against the next $47.7 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.


                                     TAXATION

FEDERAL TAXATION

GENERAL. The Company and First Federal are subject to the generally applicable corporate tax provisions of the Code, and First Federal is subject to certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive discussion of the tax rules applicable to the Company and First Federal.

TAX YEAR. The Company and the Association file separate federal income tax returns on the basis of a fiscal year ending on September 30.

BAD DEBT RESERVES. Savings institutions, such as First Federal, which meet certain definitional tests primarily relating to their assets and the nature of their businesses, are permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, be deducted in arriving at the institution's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the institution's loans are separated into "qualifying real property loans" (i.e., generally those loans secured by certain interests in real property) and all other loans ("non-qualifying loans"). The deduction with respect to non-qualifying loans must be computed under the experience method as described below. The following formulas may be used to compute the bad debt deduction with respect to qualifying real property loans: (i) actual loss experience, or (ii) a percentage of taxable income. Reasonable additions to the reserve for losses on non-qualifying loans must be based upon actual loss experience and would reduce the current year's addition to the reserve for losses on qualifying real property loans, unless that addition is also determined under the experience method. The sum of the additions to each reserve for each year is the institution's annual bad debt deduction.

Under the experience method, the deductible annual addition to the institution's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of the six years, or (b) the lower of (i) the balance of the reserve account at the close of the Association's "base year," which was its tax year ended September 30, 1988, or (ii) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

Under the percentage of taxable income method, the bad debt deduction equals 8% of taxable income determined without regard to that deduction and with certain adjustments. The availability of the percentage of taxable income method permits a qualifying savings institution to be taxed at a lower effective federal income tax rate than that applicable to corporations in general. This resulted generally in an effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction permitted under the percentage of taxable income method, in the absence of other factors affecting taxable income, of 31.3% exclusive of any minimum tax or environmental tax (as compared to 34% for corporations generally). For tax years beginning on or after January 1, 1993, the maximum corporate tax rate was increased to 35%, which increased the maximum effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction to 32.2%. Any savings institution at least 60% of whose assets are qualifying assets, as described in the Code, will generally be eligible for the full deduction of 8% of taxable income.
As of September 30, 1996, approximately 85% of the assets of First Federal were "qualifying assets" as defined in the Code.

Under the percentage of taxable income method, the bad debt deduction for an addition to the reserve for qualifying real property loans cannot exceed the amount necessary to increase the balance in this reserve to an amount equal to 6% of such loans outstanding at the end of the taxable year. The bad debt deduction is also limited to the amount which, when added to the addition to the reserve for losses on non-qualifying loans, equals the amount by which 12% of deposits at the close of the year exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. In addition, the deduction for qualifying real property loans is reduced by an amount equal to all or part of the deduction for non-qualifying loans.

First Federal used the percentage method for the periods ended September 30, 1996, 1995 and 1994.

At September 30, 1996, the federal income tax reserves of First Federal included approximately $2.3 million for which no federal income tax has been provided. Because of these federal income tax reserves and the liquidation account to be established for the benefit of certain depositors of First Federal in connection with the conversion of the Association to stock form, the retained earnings of First Federal are substantially restricted.

In August 1996, the Small Business Job Protection Act was signed into law. This Act repealed the percentage method of computing the bad debt deduction for tax years beginning after December 31, 1995. If the Association continues to qualify as a small bank with assets under $500 million, it will not be required to repay the tax on prior bad debt deductions. Should the Association fail to meet this requirement, the tax will have to be repaid ratably over a six year period. The Association is currently in no jeopardy of failing to meet this requirement.

DISTRIBUTIONS. If First Federal were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause First Federal to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

MINIMUM TAX. The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

NET OPERATING LOSS CARRYOVERS. A corporation may carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At September 30, 1996, the Company and First Federal had no NOL carryforwards for federal income tax purposes.

CAPITAL GAINS AND CORPORATE DIVIDENDS-RECEIVED DEDUCTION. Corporate net capital gains are taxed at a maximum rate of 34%. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

OTHER MATTERS. Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect First Federal.

First Federal's federal income tax returns for the tax years ended September 30, 1993 forward are open under the statute of limitations and are subject to review by the IRS.

STATE TAXATION

The Association is subject to Arkansas corporation income tax which is 6.5% of all earnings when income exceeds $100,000.

The Company is incorporated under Texas law and, accordingly, is subject to Texas franchise tax in an amount equal to the greater of .25% of stockholders' equity or 4.5% of net income.

ITEM 2. PROPERTIES.

The Association conducts its business from its executive office in Texarkana, Arkansas, and four full-service offices, all of which are located in Southwest Arkansas. The following table sets forth the net book value (including leasehold improvements and equipment) and certain other information with respect to the offices and other properties at September 30, 1996.

                               Leased/       Net Book Value      Amount of
                                Owned         of Property        Deposits
_________________________   ______________   ______________   ______________
                                                  (Dollars In Thousands)
Third & Olive Streets           Owned            $1,310          $90,911
Texarkana, Arkansas

611 East Wood Street            Owned                82           11,013
Ashdown, Arkansas

6th & S. Main                   Owned               131           11,840
Hope, Arkansas

217 W. DeQueen Avenue          Leased(1)(2)         178           16,545
DeQueen, Arkansas

111 W. Shepherd                Leased(1)             --            2,762
Nashville, Arkansas

Richmond Road                   Owned(3)            313               --
Texarkana, Texas


____________________

(1)  Such properties are leased on a month to month basis.

(2) Property has been purchased and construction has begun on a new facility located at 1011 W. Collin Raye Drive, DeQueen AR 71832. Construction, which began in August, 1996, is expected to be completed in January, 1997. Upon completion, the value is expected to be approximately $682,000 including land, building and equipment.

(3) Future building site. Construction of a full-service branch office is scheduled for fiscal year 1998.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None submitted during the fourth quarter of the fiscal year.

PART II.

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Shares of Texarkana First Financial Corporation's common stock are traded under the name Texarkana, symbol "FTF", on the American Stock Exchange. At September 30, 1996, the Company had approximately 432 stockholders of record. Such holdings do not reflect the number of beneficial owners of common stock.

Cash dividends declared and any additional information required herein, to the extent applicable, is incorporated by reference from page 5 of the Company's 1996 Annual Report to Stockholders ("Annual Report").

ITEM 6. SELECTED FINANCIAL DATA.

The information required herein is incorporated by reference from page 4 of the 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required herein is incorporated by reference from pages 6 to 16 of the 1996 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required herein is incorporated by reference from pages 17 to 38 of the 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The information required herein is incorporated by reference from pages 2 and 3 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on January 21, 1997, which was filed on December 23, 1996 ("Definitive Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

The information required herein is incorporated by reference from pages 6 to 9 of the Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required herein is incorporated by reference from pages 5 and 6 of the Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required herein is incorporated by reference from page 9 of the Definitive Proxy Statement, and page 34 of the Annual Report, Note 18 in the Notes to the Consolidated Financial Statements.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

(1)  The following financial statements are incorporated by reference from
Item 8 hereof (see Exhibit 13):

     Report of Independent Auditors
     Consolidated Statements of Financial Condition as of September 30, 1996
       and 1995.
     Consolidated Statements of Income for the Fiscal Periods Ended September
       30, 1996, 1995 and 1994
     Consolidated Statements of Changes in Shareholders' Equity for the
       Fiscal Periods Ended September 30, 1996, 1995 and 1994.
     Consolidated Statements of Cash Flows for the Fiscal Periods ended
       September 30, 1996, 1995 and 1994.
     Notes to Consolidated Financial Statements.

(2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission ("SEC") are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit index.

                                EXHIBIT INDEX                            PAGE

 2.1  Plan of Conversion                                                  *
 3.1  Articles of Incorporation of Texarkana First Financial Corporation  *
 3.2  Bylaws of Texarkana First Financial Corporation                     *
 4.1  Stock Certificate of Texarkana First Financial Corporation          **
10.1  Employment Agreement among First Federal Savings and Loan
        Association of Texarkana, Texarkana First Financial Corporation
        and James W. McKinney                                             *
10.2  Employment Agreement among First Federal Savings and Loan
        Association of Texarkana, Texarkana First Financial Corporation
        and John E. Harrison                                              *
10.3  1996 Key Employee Stock Compensation Program                        *
10.4  1996 Management Recognition Plan for Officers                       *
10.5  1996 Management Recognition Plan for Directors                      *
10.6  1996 Directors' Stock Option Plan                                   *
11.0  Earnings Per Share Computation                                      E-1
13.0  1996 Annual Report to Stockholders                                  ***

____________________

* Incorporated herein by reference from the Corporation's Registration Statement on Form S-1 (Registration No. 33-900834) filed by the Company with the SEC on March 31, 1995, as subsequently amended.

** Incorporated herein by reference from the Company's Form 10-K for the year ended September 30, 1995.

*** Previously filed by EDGAR on December 23, 1996

(b)  REPORTS ON FORM 8-K.

None filed during the fourth quarter of the fiscal year.

(c)  See (a)(3) above for all exhibits and the Exhibit Index.

(d) There are no other financial statements and financial statement schedules which were excluded from the 1996 Annual Report to Stockholders which are required to be included herein.

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TEXARKANA FIRST FINANCIAL CORPORATION





                                  By:  /s/ James W. McKinney
                                       ----------------------------------
                                       James W. McKinney
                                       President, Chief Executive Officer
                                        and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James W. McKinney                                      December 26, 1996
----------------------------------
James W. McKinney
President, Chief Executive Officer
 and Director



/s/ Josh R. Morriss, Jr.                                   December 26, 1996
----------------------------------
Josh R. Morriss, Jr.
Chairman of the Board





/s/ John E. Harrison                                       December 26, 1996
----------------------------------
John E. Harrison
Executive Vice President and
 Director

/s/ John M. Andres                                         December 26, 1996
----------------------------------
John M. Andres
Director





/s/ Arthur L. McElmurry                                    December 26, 1996
----------------------------------
Arthur L. McElmurry
Director





/s/ Donald N. Morriss                                      December 26, 1996
----------------------------------
Donald N. Morriss
Director





/s/ James L. Sangalli                                      December 26, 1996
----------------------------------
James L. Sangalli
Chief Financial Officer