Form 10-Q
period 1996-12-31
TEXARKANA FIRST FINANCIAL CORP
filed 1997-02-12
CIK 943355

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended     December 31, 1996


                                     OR


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from _________________ to __________________



                       Commission File Number  1-13842



                    Texarkana First Financial Corporation                   .
            (Exact name of registrant as specified in its charter)



             Texas           .                          71-0771419          .
State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification Number)



        3rd & Olive Streets
        Texarkana, Arkansas           .                   71854             .
(Address of principal executive office)                 (Zip Code)



                               (501) 773-1103                               .
            (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 31, 1997, there were issued and outstanding 1,833,198 shares of the Registrant's Common Stock, par value $0.01 per share.

                    TEXARKANA FIRST FINANCIAL CORPORATION




                              TABLE OF CONTENTS



                                                                        Page

Part I.  Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Statements of Financial Condition
         As of December 31, 1996 (unaudited) and September 30, 1996       1

         Consolidated Statements of Income for the three months
         ended December 31, 1996 (unaudited) and 1995 (unaudited)         2

         Consolidated Statements of Cash Flows for the three months
         ended December 31, 1996 (unaudited) and 1995 (unaudited)         3

         Notes to Unaudited Consolidated Financial Statements             5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        7



Part II.  Other Information

Item 1.  Legal Proceedings                                               10
Item 2.  Changes in Securities                                           10
Item 3.  Defaults Upon Senior Securities                                 10
Item 4.  Submission of Matters to a Vote of Security Holders             10
Item 5.  Other Information                                               10
Item 6.  Exhibits and Reports on Form 8-K                                10
         Signatures                                                      11

                    TEXARKANA FIRST FINANCIAL CORPORATION
                              AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              (In Thousands)
                                Unaudited

                                                 December 31,   September 30,
                                                      1996           1996  .
ASSETS
Cash and Cash Equivalents
   Cash & due from banks                         $   1,648      $   1,481
   Interest bearing deposits in other banks          2,116          1,829
   Federal funds sold                                5,050          5,550
                                                 _________      _________
      Total Cash and Cash equivalents                8,814          8,860

Investment securities available-for-sale            12,570         14,887
Investment securities held-to-maturity                 - -            - -
Mortgage-backed securities held-to-maturity          1,421          1,518
Federal Home Loan Bank stock                         1,068          1,053
Loans receivable, net                              135,972        135,660
Accrued interest receivable                          1,083          1,207
Forclosed real estate, net                              60             72
Premises and equipment, net                          2,189          2,014
Other assets                                           394            476
                                                 _________      _________

   Total Assets                                  $ 163,571      $ 165,747
                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                         $ 135,234      $ 133,071
Advances from borrowers for taxes & insurance          754          1,865
Borrowed funds                                          43          2,858
Accrued federal income tax                             366             25
Accrued state income tax                               186            138
Accrued expenses and other liabilities                 699          1,366
                                                 _________      _________
   Total Liabilities                               137,282        139,323
                                                 _________      _________

Commitments and contingencies                          - -            - -
                                                 _________      _________

Common stock, $0.01 par value;
   15,000,000 shares authorized;
   1,983,750 shares issued and outstanding              20             20
Additional paid-in capital                          13,464         13,052
Common stock acquired by stock benefit plans        (2,467)        (2,147)
Treasury stock, at cost, 149,187 shares and         (2,275)        (1,567)
   99,187 shares September 30, 1996
Retained earnings-substantially restricted          17,501         17,074
Net unrealized gain (loss) on investment
   securities available for sale, net of tax            46             (8)
                                                 _________      _________
      Total Stockholoders' Equity                   26,289         26,424
                                                 _________      _________

      Total Liabilities and Stockholders' Equity $ 163,571      $ 165,747
                                                 =========      =========

[FN]
The accompanying notes are an integral part of this statement.

                    TEXARKANA FIRST FINANCIAL CORPORATION
                              AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Data)
                               (Unaudited)

                                                          Three Months Ended
                                                              December 31
                                                            1996       1995 .
Interest Income
   Loans
      First mortgage loans                                $  2,604   $  2,437
      Consumer and other loans                                 287        197
   Investments - taxable                                       314        462
   Mortgage-backed and related securities                       28         43
                                                          ________   ________
      Total Interest Income                                  3,233      3,139
                                                          ________   ________
Interest Expense
   Deposits                                                  1,694      1,595
   Borrowed funds                                                6          1
                                                          ________   ________
      Total Interest Expense                                 1,700      1,596
                                                          ________   ________
      Net Interest Income                                    1,533      1,543
   Provision for loan losses                                   - -        - -
                                                          ________   ________
      Net Interest Income After Provision                    1,533      1,543
                                                          ________   ________
Noninterest Income
   Gain on sale of repossessed assets, net                     - -        - -
   Loan origination and commitment fees                         68         74
   Investment securities gain (loss), net                      - -        - -
   Other                                                       106         94
                                                          ________   ________
      Total Noninterest Income                                 174        168
                                                          ________   ________

Noninterest Expense
   Compensation and benefits                                   475        340
   Occupancy and equipment                                      42         41
   SAIF deposit insurance premium                               74         83
   Provision and loss on foreclosed  real estate               - -        - -
   Other                                                       134        125
                                                          ________   ________
      Total Noninterest Expense                                725        589
                                                          ________   ________

Income Before Income Taxes                                     982      1,122
Income tax expense                                             363        395
                                                          ________   ________

Net Income                                                $    619   $    727
                                                          ========   ========


Weighted average shares outstanding                      1,724,150  1,848,360
Earnings Per Share                                        $   0.36   $   0.39
Dividends per share                                       $ 0.1125   $ 0.1125

[FN]
The accompanying notes are an integral part of this statement.

                    TEXARKANA FIRST FINANCIAL CORPORATION
                               AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)
                                 (Unaudited)


                                                          Three Months Ended
                                                              December 31,
                                                            1996       1995 .
Cash Flows From Operating Activities:
   Interest and dividends received                        $  3,308   $  3,050
   Miscellaneous income received                               174        140
   Interest paid                                              (539)      (608)
   Cash paid to suppliers and employees                     (1,217)      (537)
   Cash from REO operations                                    - -         13
   Cash paid for REO operations                                - -        - -
   Cash from loans sold                                        821        382
   Cash paid for loans originated to sell                     (821)      (382)
   Income taxes paid                                            (1)       (44)
                                                          ________   ________
      Net Cash Provided By Operating Activities              1,725      2,014
                                                          ________   ________

Cash Flows From Investing Activities:
   Proceeds from maturities of investment securities         1,500      2,500
   Proceeds from sale of securities available for sale       2,420        - -
   Purchases of investment securities                       (1,500)    (2,500)
   Collection of principal on mortgage-backed securities        96         59
   Purchase of fixed assets                                   (196)        (7)
   Net (increase) in loans                                    (311)    (2,375)
   Proceeds from sale of REO and other REO recoveries           13        - -
                                                          ________   ________
      Net Cash Provided (Used) By Investing Activities       2,022     (2,323)
                                                          ________   ________

Cash Flows From Financing Activities:
   Net increase (decrease) in savings,
      demand deposits, and certificates of deposit           1,054         49
   Net increase (decrease) in escrow funds                  (1,112)    (1,150)
   Repayment of funds borrowed                              (2,815)       - -
   Purchase of treasury stock                                 (708)       - -
   Cash dividends paid on common stock                        (212)       - -
                                                          ________   ________
      Net Cash (Used) By Financing Activities               (3,793)    (1,101)
                                                          ________   ________

      Net (Decrease) In Cash and Cash Equivalents              (46)    (1,410)
                                                          ________   ________

Cash and Cash Equivalents, beginning of period               8,860     13,848
                                                          ________   ________

Cash and Cash Equivalents, end of period                  $  8,814   $ 12,438
                                                          ========   ========



[FN]
The accompanying notes are an integral part of this statement.

                   TEXARKANA FIRST FINANCIAL CORPORATION



               SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS


                                                          Three Months Ended
                                                              December 31,
                                                            1996       1995 .

Reconciliation of net income to cash provided
      by operating activities:
Net income                                                    $619       $727
                                                          ________   ________
Adjustments to reconcile net income to cash provided
      by operating activities:
   Depreciation                                                 23         21
   Amortization of discounts and premiums                      (23)         2
   Amortization of deferred loan fees                           (3)        (3)
   Amortization of common stock acquired by benefit plans      145         49
   Interest expense credited to saving accounts              1,108      1,032
   Dividend and interest income added to investments           (29)       (32)
   Loan fees deferred                                            6          4
Changes in assets and liabilities:
   (Increase) decrease in interest receivable                  123        (76)
   Increase (decrease) in accrued interest payable              53        (45)
   Increase in income tax payable                              362        351
   Net (decrease) in other receivables and payables           (659)       (16)
                                                          ________   ________
      Total adjustments                                      1,106      1,287
                                                          ________   ________

Net cash provided by operations                           $  1,725   $  2,014
                                                          ========   ========




Supplemental schedule of noncash investing
      and financing activities:
   FHLB stock dividends not redeemed                      $     16   $     16
   Dividends declared and unpaid                               206        223
   Transfer of securities from held to maturity
      to available for sale                                    - -     16,679
   Additional common stock acquired by ESOP
      with cash from ESOP fund                                 395        - -
   Net unrealized gain (loss) on investment securities
      available for sale                                        82        115

                    TEXARKANA FIRST FINANCIAL CORPORATION



             Notes to Unaudited Consolidated Financial Statements


Basis of Presentation

Texarkana First Financial Corporation (the "Company") was incorporated in March 1995 under Texas law for the purpose of acquiring all of the capital stock issued by First Federal Savings and Loan Association of Texarkana (the "Association") in connection with the Association's conversion from a federally chartered mutual savings and loan association to a stock savings and loan association (the "Conversion"). The Conversion was consummated on July 7, 1995 and, as a result, the Company became a unitary savings and loan holding company for the Association. Prior to the Conversion, the Company had no material assets or liabilities and engaged in no business activity. Subsequent to the acquisition of the Association, the Company has engaged in no significant activity other than holding the stock of the Association and engaging in certain passive investment activities.

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

The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results to be expected for the year ending September 30, 1997. Although net income was consistent for the first three months, earnings for the full fiscal year will be impacted by any additional repurchase of Company stock, the new SAIF assessment rate and various economic conditions. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1996, contained in the Company's annual report to stockholders.


Earnings Per Share

Earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding. Stock options outstanding had no material dilutive effect on earnings per share. Shares acquired by the ESOP are accounted for in accordance with Statement of Position 93-6 and are not included in the weighted-average shares outstanding until the shares are committed to be released for allocation to ESOP participants.


Borrowed Funds

In September 1996, the Company borrowed $475,000 from a local financial institution on a short-term basis, and sold $2.4 million of securities with repurchase agreements. The loan and the repurchase agreements matured in October 1996 and were repaid at that time. The borrowings provided cash needed on a temporary basis due to the payment of the $3.00 per share special one-time distribution to stockholders on September 25, 1996. Borrowings were utilized to minimize any loss from the sale of securities.

Recent Legislation

The deposits of the Association are currently insured by the Savings Association Insurance Fund ("SAIF"). The underfunded status of the SAIF has resulted in the introduction of federal legislation intended to, among other things, recapitalize the SAIF and address the resulting premium disparity between the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits. In September 1996, the Omnibus Appropriations Act was signed into law. This legislation authorized a one time charge of SAIF-insured institutions in the amount of .657 dollars for every one hundred dollars of assessable deposits. Additional provisions of the Act include new BIF and SAIF premiums and the merger of BIF and SAIF. The new BIF and SAIF premiums will include a premium for repayment of the Financing Corporation ("FICO") bonds plus any regular insurance assessment, currently nothing for the lowest risk category institutions. Until full pro-rata FICO sharing is in effect, the FICO premiums for BIF and SAIF will be 1.3 and 6.4 basis points, respectively, beginning January 1, 1997. Full pro-rata FICO sharing is to begin no later than January 1, 2000. BIF and SAIF are to be merged on January 1, 1999, provided the bank and savings association charters are merged by that date.

As a result of this legislation, the Association's assessment amounted to $835,000 which was included in expense in September, the fourth quarter of fiscal 1996, and paid in November, the first quarter of fiscal 1997. While the one-time special assessment had a significant impact on the fiscal 1996 earnings, the resulting lower premiums will benefit future earnings.

                    TEXARKANA FIRST FINANCIAL CORPORATION


                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

At December 31, 1996, the Company's assets amounted to $163.6 million as compared to $165.7 million at September 30, 1996. The $2.1 million (1.3%) decrease was primarily due to a decrease of $2.3 million in investments, partially offset by a $312,000 increase in loans. Liabilities decreased $2.0 million (1.5%) to $137.3 million at December 31, 1996 compared to $139.3 million at September 30, 1996 primarily due to a $2.8 million decrease in borrowed funds and a $1.1 million decrease in borrowers' escrow balances (property tax payments are made in the first two quarters of the fiscal year), and a $667,000 decrease in accrued expenses and other liabilities due to the $835,000 SAIF special assessment which was paid in November 1996, all of which were partially offset by a $2.2 million increase in deposits.

Stockholders' equity amounted to $26.3 million (16.1% of total assets) at December 31, 1996 compared to $26.4 million (15.9% of total assets) at September 30, 1996. The retained earnings balance reflects the $619,000 net income from operations, less the $192,000 in dividends declared. The treasury stock balance reflects the purchases of 50,000 shares of common stock, at a cost of $708,000. The change in the balances of additional paid-in capital and common stock acquired by stock benefit plans is primarily the result of the purchase of an additional 26,730 shares of the Company's common stock by the ESOP plan at a cost of $395,000.

The increase in deposits and the decrease in investments provided the cash needed to fund the increase in loans, the repayment of $2.8 million borrowed funds and $708,000 for the repurchase of 50,000 shares of common stock. The additional ESOP shares were purchased with the proceeds of dividends paid on unallocated shares.

Asset quality remains strong with a ratio of nonperforming assets to total assets of .19% and .17% as of December 31, 1996 and September 30, 1996, respectively, and a ratio of nonperforming loans and debt restructurings to total loans of .18% and .15%, respectively.



Comparison of Results of Operations for the Three Month Periods Ended December 31, 1996 and 1995


General. For the three months ended December 31, 1996, net income was $619,000 ($.36 per share) compared to $727,000 ($.39 per share) for the same period ended December 31, 1995. The decrease of $108,000 (14.9%) in net income was due to a decrease of $10,000 in net interest income and an increase of $130,000 in net noninterest expense, both of which were partially offset by a decrease of $32,000 in income tax expense.

For the three months ended December 31, 1996, return on average assets (ROA) was 1.50% compared to 1.80% for the three months ended December 31, 1995. Return on average equity (ROE) was 9.30% compared to 8.71% for the three months ended December 31, 1995.

In the third and fourth quarters of fiscal 1996, a $5.7 million special distribution was made to stockholders, $933,000 was used to purchase 62,300 shares for employee benefit plans, $1.6 million was used to repurchase 99,197 shares to be held as treasury shares. In the first quarter of fiscal 1997, $708,000 was used to repurchase 50,000 shares to be held as treasury shares. The resulting reductions of earning assets adversely affected interest income, the rate of return on average assets and earnings per share. The resulting reductions of stockholders equity favorably affected the rate of return on average equity.


Net Interest Income. For the three months ended December 31, 1996, net interest income decreased $10,000 (.6%) compared to the same period in 1995. The decrease was due to an increase of $104,000 (6.5%) in interest expense, partially offset by an increase of $94,000 (3.0%) in interest income. For the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996, the net interest margin was 3.79% and 3.90%, respectively, and the net interest spread was 2.99% and 2.85%, respectively.


Interest Income. For the three months ended December 31, 1996, interest income increased $94,000 (3.0%) compared to the same period in 1995. The increase was due to an increase of $112,000 from higher average balances, partially offset by a decrease of $18,000 from slightly lower rates.


Interest Expense. For the three months ended December 31, 1996, interest expense increased $104,000 (6.5%) compared to the same period in 1995. The increase was due to an increase of $120,000 from higher average balances, partially offset by a decrease of $15,000 from slightly lower rates.


Provision for Loan Losses. No provisions were made for loan losses during the three months ended December 31, 1996. No provision for loan losses has been recorded for the last seven successive quarters due to the consistently favorable ratio of nonperforming loans to total loans of .18% at December 31, 1996, .15% at September 30, 1996 and .16% at December 31, 1995. Management believes that the current allowance for loan losses is adequate based upon prior loss experience, the volume and type of lending conducted by the Association, industry standards, past due loans and the current economic conditions in the market area.


Noninterest Income. For the three months ended December 31, 1996, noninterest income increased $6,000 (3.6%) compared to the same period in 1995. The increase was due to an increase of $12,000 in other noninterest income, partially offset by a decrease of $6,000 in loan origination fees. The increase in other noninterest income was primarily due to an increase of $9,000 in service charges.


Noninterest Expense. For the three months ended December 31, 1996, noninterest expense increased $136,000 (23.1%) compared to the same period in 1995. The increase was due primarily to increases of $35,000 in compensation expense and $99,000 in benefits expense. The increase in compensation expense was due to the addition of two staff members, one in the second quarter and one in the third quarter of fiscal 1996. The increase in benefits expense was due primarily to accrued expenses for the annual vesting of 20% of the shares awarded under the Management Recognition Plans for directors and officers, approved by stockholders in January of 1996.

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

As of December 31, 1996, the Association's regulatory capital was well in excess of all applicable regulatory requirements. At December 31, 1996, the Association's tangible, core and risk-based capital ratios were 16.1%, 16.1% and 27.7%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

                    TEXARKANA FIRST FINANCIAL CORPORATION


                                Part II


Item 1.  Legal Proceedings
         Neither the Company nor the Association is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.


Item 2.  Changes in Securities
         None.


Item 3.  Defaults Upon Senior Securities
         None.


Item 4.  Submission of Matters to a Vote of Security Holders
         The Annual Meeting of Stockholders of the Company was held on January 21, 1997. The Information required herein is incorporated by reference from the Notice of Annual Meeting of Stockholders and Proxy Statement dated and filed December 23, 1996. Stockholders elected all directors which were proposed for nomination and ratified the appointment of Wilf & Henderson, P.C. as the Company's independent auditors. Voting results are contained in the Report of Inspector of Election for the Annual Meeting of Stockholders (Exhibit 99).


Item 5.  Other Information
         On October 30, 1996, the Company announced a plan to repurchase up to 94,228 shares (5%) of the Company's outstanding common stock and 51,365 shares have been repurchased as of January 31, 1997. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

         On December 31, 1996, the Company declared a quarterly dividend in the amount of $.1125 per share, payable January 27, 1997 to stockholders of record on January 13, 1997.

         At the Board of Directors meeting held on January 21, 1997, James W. McKinney was elected Chairman of the Board and reelected chief Executive Officer, Donald N. Morriss was elected Vice Chairman of the Board, and John E. Harrison was elected President and reelected Chief Operating Officer.


Item 6.  Exhibits and Reports on Form 8-K
         Exhibit 99 - Report of Inspector of Election

         No reports on Form 8-K were filed during the period.

                    TEXARKANA FIRST FINANCIAL CORPORATION




                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    TEXARKANA FIRST FINANCIAL CORPORATION




                                             /s/ James W. McKinney
Date:  February 12, 1997              By:  ______________________________
                                            James W. McKinney
                                            Chairman and CEO




                                             /s/ James L. Sangalli
Date:  February 12, 1997              By:  ______________________________
                                            James L. Sangalli
                                            Chief Financial Officer

                    TEXARKANA FIRST FINANCIAL CORPORATION

























                                Part II, Item 4.


                                  Exhibit 99

                        Report of Inspector of Election
                    for the Annual Meeting of Stockholders

                        REPORT OF INSPECTOR OF ELECTION



I,      Larry H. Henderson, CPA                    , the duly appointed
representative of Texarkana First Financial Corporation , the Inspector of Election of Texarkana First Financial Corporation (the "Company"), do hereby certify as follows:

That an Annual Meeting of Stockholders of the Company was held at the Four Points Hotel located at 5301 North State Line Avenue, Texarkana, Texas 75503 on Tuesday, January 21, 1997 at 3:00 p.m., Central Time, pursuant to due notice.

That before entering into the discharge of my duty, I was sworn, and the oath so taken by me is hereto attached.

That I inspected the signed proxies used at the Annual Meeting and found the same to be in proper form.

That there were 1,834,563 shares of common stock of the Company which could be voted at the Annual Meeting, and that 1,634,025 shares were represented at such meeting by the holders thereof or by proxy, which constituted a quorum.


1. That I did receive the votes of the stockholders by ballot and by proxy with respect to the election of directors of the Company, as set forth below:

                                         FOR         WITHHOLD       NOT VOTED
    a.  John M. Andres                1,633,425        600             --   .
    b.  Arthur L. McElmurry           1,633,425        600             --   .

That each of the above nominees received a plurity of the total votes eligible to be cast at the Annual Meeting and that each of the above nominees has been elected as a director by the stockholders of the Company.


2. That I did receive the votes of the stockholders by ballot and by proxy to ratify the appointment of Wilf & Henderson, P.C. as the Company's independent auditors for the fiscal year ending September 30, 1997, as set forth below:

             FOR           AGAINST        ABSTAIN        NOT VOTED
          1,630,825          400           2,800            --   .

That said proposal received a majority of the total votes eligible to be cast at the Annual Meeting and that this matter has been adopted by the stockholders of the Company.



IN WITNESS WHEREOF, I have made this certificate and have hereunto set my hand this 21st day of January, 1997.




                                                /s/ Larry H. Henderson
                                            By:______________________________
                                                Larry H. Henderson, CPA
                                                INSPECTOR OF ELECTION