Form 10-Q
period 1997-03-31
TEXARKANA FIRST FINANCIAL CORP
filed 1997-05-12
CIK 943355

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended       March 31, 1997

                                  OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 1997, there were issued and outstanding 1,824,405 shares of the Registrant's Common Stock, par value $0.01 per share.

                    TEXARKANA FIRST FINANCIAL CORPORATION

                             TABLE OF CONTENTS

                                                                         Page
Part I.   Financial Information


Item 1.   Consolidated Financial Statements

          Consolidated Statements of Financial Condition
          As of March 31, 1997 (unaudited) and September 30, 1996          1

          Consolidated Statements of Income for the three months
          ended March 31, 1997 (unaudited) and 1996 (unaudited)            2

          Consolidated Statements of Cash Flows for the six months
          ended March 31, 1997 (unaudited) and 1996 (unaudited)            3

          Notes to Unaudited Consolidated Financial Statements             5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        7


Part II.  Other Information

Item 1.   Legal Proceedings                                               11
Item 2.   Changes in Securities                                           11
Item 3.   Defaults Upon Senior Securities                                 11
Item 4.   Submission of Matters to a Vote of Security Holders             11
Item 5.   Other Information                                               11
Item 6.   Exhibits and Reports on Form 8-K                                11
          Signatures                                                      12

                    TEXARKANA FIRST FINANCIAL CORPORATION
                              AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              (In Thousands)

                                                  (Unaudited)
                                                    March 31,  September 30,
                                                      1997         1996
ASSETS
Cash and Cash Equivalents
   Cash & due from banks                           $  1,602     $  1,481
   Interest bearing deposits in other banks           1,818        1,829
   Federal funds sold                                 5,325        5,550
                                                   ________     ________
      Total Cash and Cash equivalents                 8,745        8,860

Investment securities available-for-sale             13,478       14,887
Investment securities held-to-maturity                  --           --
Mortgage-backed securities held-to-maturity           1,392        1,518
Federal Home Loan Bank stock                          1,084        1,053
Loans receivable, net                               139,295      135,660
Accrued interest receivable                           1,131        1,207
Foreclosed real estate, net                             223           72
Premises and equipment, net                           2,296        2,014
Other assets                                            450          476
                                                   ________     ________

   Total Assets                                    $168,094     $165,747
                                                   ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                           $138,738     $133,071
Advances from borrowers for taxes & insurance         1,012        1,865
Borrowed funds                                           43        2,858
Accrued federal income tax                              549           25
Accrued state income tax                                160          138
Accrued expenses and other liabilities                  647        1,366
                                                   ________     ________
   Total Liabilities                                141,149      139,323
                                                   ________     ________

Commitments and contingencies                           --           --
                                                   ________     ________

Common stock, $0.01 par value;
   15,000,000 shares authorized;
   1,983,750 shares issued and outstanding               20           20
Additional paid-in capital                           13,474       13,052
Common stock acquired by stock benefit plans         (2,248)      (2,147)
Treasury stock, at cost, 150,945 shares and          (2,301)      (1,567)
   99,187 shares September 30, 1996
Retained earnings-substantially restricted           18,023       17,074
Net unrealized gain on investment securities
   available for sale, net of tax                       (23)          (8)
                                                   ________     ________
      Total Stockholders' Equity                     26,945       26,424
                                                   ________     ________

      Total Liabilities and Stockholders' Equity   $168,094     $165,747
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

                    TEXARKANA FIRST FINANCIAL CORPORATION
                              AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Data)
                               (Unaudited)

                                                 Three Months      Six Months
                                                    Ended            Ended
                                                   March 31,        March 31,
                                                 1997    1996     1997    1996
Interest Income
   Loans
      First mortgage loans                     $2,646  $2,473   $5,250  $4,910
      Consumer and other loans                    291     204      578     401
   Investment securities                          320     457      634     919
   Mortgage-backed and related securities          26      43       54      86
                                               ______  ______   ______  ______
      Total Interest Income                     3,283   3,177    6,516   6,316
                                               ______  ______   ______  ______
Interest Expense
   Deposits                                     1,686   1,613    3,380   3,208
   Borrowed funds                                   1       1        7       2
                                               ______  ______   ______  ______
      Total Interest Expense                    1,687   1,614    3,387   3,210
                                               ______  ______   ______  ______
      Net Interest Income                       1,596   1,563    3,129   3,106
   Provision for loan losses                       --      --       --      --
                                               ______  ______   ______  ______
      Net Interest Income After Provision       1,596   1,563    3,129   3,106
                                               ______  ______   ______  ______
Noninterest Income
   Gain on sale of repossessed assets, net         --       5       --       5
   Loan origination and commitment fees            60      71      128     145
   Investment securities gains (losses), net       --      --       --      --
   Other                                          103      83      209     177
                                               ______  ______   ______  ______
      Total Noninterest Income                    163     159      337     327
                                               ______  ______   ______  ______
Noninterest Expense
   Compensation and benefits                      433     333      908     673
   Occupancy and equipment                         42      39       84      80
   SAIF deposit insurance premium                   5      73       79     156
   Provision and loss on foreclosed real estate    --      --       --      --
   Other                                          146     166      280     291
                                               ______  ______   ______  ______
      Total Noninterest Expense                   626     611    1,351   1,200
                                               ______  ______   ______  ______
Income Before Income Taxes                      1,133   1,111    2,115   2,233
Income tax expense                                421     401      784     796
                                               ______  ______   ______  ______
Net Income                                     $  712  $  710   $1,331  $1,437
                                               ======  ======   ======  ======


Weighted average shares outstanding           1,691.3 1,850.8  1,707.7 1,849.6
Earnings Per Share                              $0.42   $0.38    $0.78   $0.78
Dividends per share                           $0.1125 $0.1125  $0.2250 $0.2250


[FN]
The accompanying notes are an integral part of this statement.

                    TEXARKANA FIRST FINANCIAL CORPORATION
                              AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                               (Unaudited)

                                                    Six Months Ended March 31,
                                                           1997     1996
Cash Flows From Operating Activities:
  Interest and dividends received                        $6,522   $6,255
  Miscellaneous income received                             337      311
  Interest paid                                          (1,043)  (1,185)
  Cash paid to suppliers and employees                   (1,840)    (722)
  Cash from REO operations                                   --       24
  Cash paid for REO operations                               --      (12)
  Cash from loans sold                                    1,173    1,313
  Cash paid for loans originated to sell                 (1,051)  (1,313)
  Income taxes paid                                        (237)    (852)
                                                         ______   ______
    Net Cash Provided By Operating Activities             3,861    3,819
                                                         ______   ______

Cash Flows From Investing Activities:
  Proceeds from maturities of investment securities       1,500    9,000
  Proceeds from sale of securities available for sale     2,420       --
  Purchases of investment securities                     (2,500)  (6,975)
  Collection of principal on mortgage-backed securities     126      133
  Recovery of investment in service bureau                   --        1
  Purchase of fixed assets                                 (322)     (14)
  Net (increase) in loans                                (3,792)  (5,742)
  Proceeds from sale of REO and other REO recoveries          6        5
                                                         ______   ______
    Net Cash Provided (Used) By Investing Activities     (2,562)  (3,592)
                                                         ______   ______

Cash Flows From Financing Activities:
  Net increase (decrease) in savings,
    demand deposits, and certificates of deposit          3,415      318
  Net increase (decrease) in escrow funds                  (853)  (1,089)
  Repayment of funds borrowed                            (2,815)      --
  Purchase of treasury stock                               (734)      --
  Purchase of common stock for employee benefit plans        (9)    (296)
  Cash dividends paid on common stock                      (418)    (223)
                                                         ______   ______
    Net Cash (Used) By Financing Activities              (1,414)  (1,290)
                                                         ______   ______

    Net (Decrease) In Cash and Cash Equivalents            (115)  (1,063)
                                                         ______   ______

Cash and Cash Equivalents, beginning of period            8,860   13,848
                                                         ______   ______

Cash and Cash Equivalents, end of period                 $8,745  $12,785
                                                         ======   ======



[FN]
The accompanying notes are an integral part of this statement.

                    TEXARKANA FIRST FINANCIAL CORPORATION


                SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS

                                                    Six Months Ended March 31,
                                                           1997     1996

Reconciliation of net income to cash provided
    by operating activities:
Net income                                               $1,331   $1,437
                                                         ______   ______
Adjustments to reconcile net income to cash provided
     by operating activities:
  Depreciation                                               40       37
  Amortization of discounts and premiums                    (23)       1
  Amortization of deferred loan fees                         (6)      (8)
  Amortization of common stock acquired by benefit plans    260       99
  (Gain) loss on sales of real estate owned                  --       (4)
  Interest expense credited to saving accounts            2,249    2,136
  Dividend and interest income added to investments         (53)     (51)
  Loan fees deferred                                         13        5
Changes in assets and liabilities:
  (Increase) decrease in interest receivable                 76       (8)
  Increase (decrease) in accrued interest payable            95     (112)
  Increase (decrease) in income tax payable                 554      (56)
  Net increase(decrease) in other receivables & payables   (675)     343
                                                         ______   ______
    Total adjustments                                     2,530    2,382
                                                         ______   ______

Net cash provided by operations                          $3,861   $3,819
                                                         ======   ======

Supplemental schedule of noncash investing
  and financing activities:
    FHLB stock dividends not redeemed                    $   31   $   31
    Dividends declared and unpaid                           206      223
    Acquisition of real estate in settlement of loans       157       --
    Net unrealized gain (loss) on investment securities
      available for sale                                     24      127

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

The results of operations for the three and six months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending September 30, 1997. Although net income was consistent for the first two quarters, earnings for the full fiscal year will be impacted by any additional repurchase of Company stock, the new SAIF assessment rate and various economic conditions. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1996, contained in the Company's annual report to stockholders.


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

Recent Accounting Developments

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", amending FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. Mortgage servicing rights are to be amortized in proportion to and over the period of estimated net servicing income and are to be evaluated for impairment based on their fair value. This Statement applies prospectively in fiscal years beginning after December 15, 1995, to transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained. The Company adopted SFAS No. 122 effective October 1, 1996, and expects no material impact on the Company's financial condition or results of operations.

                    TEXARKANA FIRST FINANCIAL CORPORATION


                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

At March 31, 1997, the Company's assets amounted to $168.1 million as compared to $165.7 million at September 30, 1996. The $2.3 million (1.4%) increase was primarily due to an increase of $3.6 million in loans, partially offset by a $1.5 million decrease in investments. Liabilities increased $1.8 million (1.3%) to $141.1 million at March 31, 1997 compared to $139.3 million at September 30, 1996 primarily due to a $5.7 million increase in deposits which was partially offset by a $2.8 million decrease in borrowed funds and a $853,000 decrease in borrowers' escrow balances (property tax payments are made in the first two quarters of the fiscal year).

Stockholders' equity amounted to $26.9 million (16.0% of total assets) at March 31, 1997 compared to $26.4 million (15.9% of total assets) at September 30, 1996. The retained earnings balance reflects the $1.3 million net income from operations, less the $382,000 in dividends declared. The treasury stock balance reflects the purchases of 51,758 shares of common stock, at a cost of $734,000. The change in the balance of additional paid-in capital is primarily the result of the purchase of an additional 26,730 shares of the Company's common stock by the ESOP plan at a cost of $395,000. The change in the balance of common stock acquired by stock benefit plans reflects the purchase of the additional ESOP shares partially offset by vesting of shares in the benefit plans.

The increase in deposits and the decrease in investments provided the cash needed to fund the increase in loans, the repayment of borrowed funds and the repurchase of common shares to be held as treasury stock. The additional ESOP shares were purchased with the proceeds of dividends paid on unallocated shares.

Asset quality remains strong with a ratio of nonperforming assets to total assets of .47% and .17% as of March 31, 1997 and September 30, 1996, respectively, and a ratio of nonperforming loans and debt restructurings to total loans of .40% and .15%, respectively.


Comparison of Results of Operations for the Three Month and Six Month Periods Ended March 31, 1997 and 1996

General. For the three months ended March 31, 1997, net income was $712,000 ($.42 per share) compared to $710,000 ($.38 per share) for the same period ended March 31, 1996. The increase of $2,000 (.3%) in net income was due to an increase of $33,000 in net interest income, partially offset by an increase of $11,000 in net noninterest expense and an increase of $20,000 in income tax expense.

For the three months ended March 31, 1997 and March 31, 1996, return on average assets (ROA) was 1.74% and 1.74%, respectively, and return on average equity (ROE) was 10.82% and 8.47%, respectively.

For the six months ended March 31, 1997, net income was $1.3 million ($.78 per share) compared to $1.4 million ($.78 per share) for the same period ended March 31, 1996. The decrease of $106,000 (7.4%) in net income was due to an increase of $141,000 in net noninterest expense, partially offset by an increase of $23,000 in net interest income and a decrease of $12,000 in income tax expense.

For the six months ended March 31, 1997 and March 31, 1996, return on average assets (ROA) was 1.62% and 1.77%, respectively, and return on average equity
(ROE) was 10.06% and 8.59%, respectively.

Beginning in the third quarter of fiscal 1996, the Company began repurchasing common stock to be held as treasury stock and for employee benefit plans. As of March 31, 1997, 150,945 shares were purchased to be held as treasury stock and 62,935 shares were purchased for employee benefit plans. In the fourth quarter of fiscal 1996, a $5.7 million special distribution ($3.00 per share) was paid to stockholders. The resulting reductions of earning assets adversely affected interest income and the rate of return on average assets while the resulting reductions of stockholders' equity favorably affected the rate of return on average equity.

Net Interest Income. For the three months ended March 31, 1997, net interest income increased $33,000 (2.1%) compared to the same period in 1996. The increase was due to an increase of $106,000 (3.3%) in interest income, partially offset by an increase of $73,000 (4.5%) in interest expense. For the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996, the net interest margin was 3.98% and 3.92%, respectively, and the net interest spread was 3.20% and 2.88%, respectively.

For the six months ended March 31, 1997, net interest income increased $23,000 (.7%) compared to the same period in 1996. The increase was due to an increase of $200,000 (3.2%) in interest income, partially offset by an increase of $177,000 (5.5%) in interest expense. For the six month period of fiscal 1997 compared to the same period of fiscal 1996, the net interest margin was 3.89% and 3.91%, respectively, and the net interest spread was 3.09% and 2.87%, respectively.

Interest Income. For the three months ended March 31, 1997, interest income increased $106,000 (3.3%) compared to the same period in 1996. The increase was primarily the result of higher average balances.

For the six months ended March 31, 1997, interest income increased $200,000 (3.2%) compared to the same period in 1996. The increase was primarily the result of higher average balances.

Interest Expense. For the three months ended March 31, 1997, interest expense increased $73,000 (4.5%) compared to the same period in 1996. The increase was the result of higher average balances, partially offset by slightly lower rates.

For the six months ended March 31, 1997, interest expense increased $177,000 (5.5%) compared to the same period in 1996. The increase was the result of higher average balances, partially offset by slightly lower rates.

Provision for Loan Losses. No provisions were made for loan losses during the six months ended March 31, 1997. No provision for loan losses has been recorded for the last eight successive quarters due to the consistently favorable ratio of nonperforming loans to total loans of .40% at March 31, 1997, .18% at December 31, 1996 and .15% at September 30, 1996. At March 31, 1997 and March 31, 1996, the balance of the allowance for loan losses was $1.1 million and $1.1 million, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 201.23% and 431.95%, respectively. Management believes that the current allowance for loan losses is adequate based upon prior loss experience, the volume and type of lending conducted by the Association, industry standards, past due loans and the current economic conditions in the market area.

Noninterest Income. For the three months ended March 31, 1997, noninterest income increased $4,000 (2.5%) compared to the same period in 1996. The increase was due to an increase of $20,000 in other noninterest income, partially offset by a decrease of $11,000 in loan origination fees. The increase in other noninterest income was primarily due to increases in service charge income and gains from the sale of originated mortgage loans. The decrease in loan origination fees was primarily the result of a decline in loan originations.

For the six months ended March 31, 1997, noninterest income increased $10,000 (3.1%) compared to the same period in 1996. The increase was due to an increase of $32,000 in other noninterest income, partially offset by a decrease of $17,000 in loan origination fees. The increase in other noninterest income was primarily due to increases in service charge income and gains from the sale of originated mortgage loans. The decrease in loan origination fees was primarily the result of a decline in loan originations.

Noninterest Expense. For the three months ended March 31, 1997, noninterest expense increased $15,000 (2.5%) compared to the same period in 1996. The increase was due primarily to increases of $25,000 in compensation expense and $75,000 in benefits expense, which were partially offset by decreases of $68,000 in SAIF deposit insurance premiums and $20,000 in other noninterest expense. The increases in compensation expense, benefits expense and other noninterest expense were primarily due to the reasons stated below for the six month period.

For the six months ended March 31, 1997, noninterest expense increased $151,000 (12.6%) compared to the same period in 1996. The increase was due primarily to increases of $60,000 in compensation expense and $173,000 in benefits expense, which were partially offset by decreases of $77,000 in SAIF deposit insurance premiums and $11,000 in other noninterest expense. The increase in compensation expense was due to the addition of two staff members, one in the second quarter and one in the third quarter of fiscal 1996. The increase in benefits expense was due primarily to accrued expenses for the annual vesting of 20% of the shares awarded under the Management Recognition Plans for directors and officers, approved by stockholders in January of 1996. The decrease in other noninterest expense was primarily due to a decrease in legal expense.

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

As of March 31, 1997, the Company's and the Association's regulatory capital was well in excess of all applicable regulatory requirements. At March 31, 1997, the Company's tangible, core and risk-based capital ratios were 16.0%, 16.0% and 27.4%, respectively, and the Association's tangible, core and risk-based capital ratios were 15.9%, 15.9% and 27.2%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

                    TEXARKANA FIRST FINANCIAL CORPORATION


                                Part II

Item 1.  Legal Proceedings.
Neither the Company nor the Association is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.  Changes in Securities.
None.

Item 3.  Defaults Upon Senior Securities.
None.

Item 4.  Submission of Matters to a Vote of Security Holders.
The Annual Meeting of Stockholders of the Company was held on January 21, 1997. The Information required herein is incorporated by reference from the Notice of Annual Meeting of Stockholders and Proxy Statement dated and filed December 23, 1996. Stockholders elected all directors which were proposed for nomination and ratified the appointment of Wilf & Henderson, P.C. as the Company's independent auditors.

Item 5.  Other Information.
On October 30, 1996, the Company announced a plan to repurchase up to 94,228 shares (5%) of the Company's outstanding common stock and 51,758 shares have been repurchased as of March 31, 1997. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

At the Board of Directors meeting held on January 21, 1997, James W. McKinney was elected Chairman of the Board and reelected chief Executive Officer, Donald N. Morriss was elected Vice Chairman of the Board, and John E. Harrison was elected President and reelected Chief Operating Officer.

On March 27, 1997, the Company declared a quarterly dividend in the amount of $.1125 per share, payable April 25, 1997 to stockholders of record on April 11, 1997.

Item 6.  Exhibits and Reports on Form 8-K.
No reports on Form 8-K were filed during the period.

                    TEXARKANA FIRST FINANCIAL CORPORATION





                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   TEXARKANA FIRST FINANCIAL CORPORATION





                                             /s/ James W. McKinney
Date:  May 11, 1997                    By:  ______________________________
                                                 James W. McKinney
                                                 Chairman and CEO





                                             /s/ James L. Sangalli
Date:  May 11, 1997                    By:  ______________________________
                                                 James L. Sangalli
                                                 Chief Financial Officer