Form 10-Q
period 1997-06-30
TEXARKANA FIRST FINANCIAL CORP
filed 1997-08-07
CIK 943355

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  June 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 1997, there were issued and outstanding 1,790,305 shares of the Registrant's Common Stock, par value $0.01 per share.

                   TEXARKANA FIRST FINANCIAL CORPORATION




                            TABLE OF CONTENTS




                                                                      Page
Part I.   Financial Information

Item 1.   Consolidated Financial Statements

          Consolidated Statements of Financial Condition
          As of June 30, 1997 (unaudited) and September 30, 1996        1

          Consolidated Statements of Income for the three and
          nine months ended June 30, 1997 and 1996 (unaudited)          2

          Consolidated Statements of Cash Flows for the nine months
          ended June 30, 1997 (unaudited) and 1996 (unaudited)          3

          Notes to Unaudited Consolidated Financial Statements          5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     8


Part II.  Other Information

Item 1.   Legal Proceedings                                            12

Item 2.   Changes in Securities                                        12

Item 3.   Defaults Upon Senior Securities                              12

Item 4.   Submission of Matters to a Vote of Security Holders          12

Item 5.   Other Information                                            12

Item 6.   Exhibits and Reports on Form 8-K                             12

          Signatures                                                   13

                     TEXARKANA FIRST FINANCIAL CORPORATION
                               AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               (In Thousands)

                                                  (Unaudited)
                                                    June 30,   September 30,
                                                      1997         1996
ASSETS
Cash and Cash Equivalents
   Cash & due from banks                          $    995     $  1,481
   Interest bearing deposits in other banks            461        1,829
   Federal funds sold                                3,625        5,550
                                                   _______      _______
      Total Cash and Cash equivalents                5,081        8,860
Investment securities available-for-sale            13,870       14,887
Investment securities held-to-maturity                 --           --
Mortgage-backed securities held-to-maturity          3,035        1,518
Federal Home Loan Bank stock                         1,100        1,053

Loans receivable, net of unearned income           145,179      136,805
Allowance for loan losses                            1,145        1,145
                                                   _______      _______
   Loans receivable, net                           144,034      135,660

Accrued interest receivable                          1,238        1,207
Foreclosed real estate, net                            207           72
Premises and equipment, net                          2,345        2,014
Other assets                                           448          476
                                                   _______      _______
   Total Assets                                   $171,358     $165,747
                                                   =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                          $140,132     $133,071
Advances from borrowers for taxes & insurance        1,398        1,865
Borrowed funds                                       1,552        2,858
Accrued federal income tax                             385           25
Accrued state income tax                               182          138
Accrued expenses and other liabilities                 802        1,366
                                                   _______      _______
   Total Liabilities                               144,451      139,323
                                                   _______      _______

Commitments and contingencies                          --           --

Common stock, $0.01 par value;
   15,000,000 shares authorized;
   1,983,750 shares issued and outstanding              20           20
Additional paid-in capital                          13,499       13,052
Common stock acquired by stock benefit plans        (2,203)      (2,147)
Treasury stock, at cost, 193,445 shares and         (3,029)      (1,567)
   99,187 shares September 30, 1996
Retained earnings-substantially restricted          18,590       17,074
Net unrealized gain on investment securities
   available for sale, net of tax                       30           (8)
                                                   _______      _______
      Total Stockholders' Equity                    26,907       26,424
                                                   _______      _______
      Total Liabilities and Stockholders' Equity  $171,358     $165,747
                                                   =======      =======
[FN]
The accompanying notes are an integral part of this statement.

                     TEXARKANA FIRST FINANCIAL CORPORATION
                               AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                (Unaudited)

                                               Three Months      Nine Months
                                                  Ended            Ended
                                                 June 30,         June 30,
                                               1997    1996     1997    1996
Interest Income
   Loans
      First mortgage loans                   $2,758  $2,506   $8,008  $7,416
      Consumer and other loans                  310     228      888     629
   Investment securities                        309     411      943   1,330
   Mortgage-backed and related securities        38      40       92     126
                                              _____   _____    _____   _____
      Total Interest Income                   3,415   3,185    9,931   9,501
                                              _____   _____    _____   _____
Interest Expense
   Deposits                                   1,735   1,605    5,115   4,813
   Borrowed funds                                 9       1       16       3
                                              _____   _____    _____   _____
      Total Interest Expense                  1,744   1,606    5,131   4,816
                                              _____   _____    _____   _____
      Net Interest Income                     1,671   1,579    4,800   4,685
   Provision for loan losses                     --      --       --      --
                                              _____   _____    _____   _____
      Net Interest Income After Provision     1,671   1,579    4,800   4,685
                                              _____   _____    _____   _____
Noninterest Income
   Gain on sale of repossessed assets, net        8      11        8      16
   Loan origination and commitment fees          79      93      207     238
   Investment securities gains (losses), net     --      --       --      --
   Other                                        115     122      324     299
                                              _____   _____    _____   _____
      Total Noninterest Income                  202     226      539     553
                                              _____   _____    _____   _____
Noninterest Expense
   Compensation and benefits                    421     414    1,329   1,087
   Occupancy and equipment                       40      43      124     123
   SAIF deposit insurance premium                22      72      101     228
   Provision & loss on foreclosed real estate    --      --       --      --
   Other                                        119     128      399     419
                                              _____   _____    _____   _____
      Total Noninterest Expense                 602     657    1,953   1,857
                                              _____   _____    _____   _____
Income Before Income Taxes                    1,271   1,148    3,386   3,381
Income tax expense                              474     404    1,258   1,200
                                              _____   _____    _____   _____

Net Income                                   $  797  $  744   $2,128  $2,181
                                              =====   =====    =====   =====

Weighted average shares outstanding         1,675.6 1,788.3  1,697.0 1,829.1
Earnings Per Share                            $0.48   $0.42    $1.25   $1.19
Dividends per share                         $0.1400 $0.1125  $0.3650 $0.3375

[FN]
The accompanying notes are an integral part of this statement.

                     TEXARKANA FIRST FINANCIAL CORPORATION
                               AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)
                                (Unaudited)

                                                    Nine Months Ended June 30,
                                                           1997     1996
Cash Flows From Operating Activities:
   Interest and dividends received                      $ 9,804  $ 9,308
   Miscellaneous income received                            531      472
   Interest paid                                         (1,616)  (1,739)
   Cash paid to suppliers and employees                  (2,217)  (1,700)
   Cash from REO operations                                  --       38
   Cash paid for REO operations                              --      (18)
   Cash from loans sold                                   1,488    2,092
   Cash paid for loans originated to sell                (1,051)  (2,092)
   Income taxes paid                                       (854)  (1,253)
                                                         ______   ______
      Net Cash Provided By Operating Activities           6,085    5,108
                                                         ______   ______

Cash Flows From Investing Activities:
   Proceeds from maturities of investment securities      4,840    9,000
   Purchases of investment securities                    (3,800)  (9,585)
   Purchases of mortgage-backed securities               (1,725)      --
   Collection of principal on mortgage-backed securities    207      237
   Purchase of fixed assets                                (379)     (72)
   Net (increase) in loans                               (8,843)  (8,599)
   Cash paid for REO held for resale                        (46)      --
   Proceeds from sale of REO and other REO recoveries        77       77
                                                         ______   ______
      Net Cash Provided (Used) By Investing Activities   (9,669)  (8,942)
                                                         ______   ______

Cash Flows From Financing Activities:
   Net increase (decrease) in savings,
      demand deposits, and certificates of deposit        3,673      505
   Net increase (decrease) in escrow funds                 (467)    (584)
   Repayment of funds borrowed                           (1,306)      --
   Purchase of treasury stock                            (1,462)    (514)
   Purchase of common stock for employee benefit plans       (9)    (932)
   Cash dividends paid on common stock                     (624)    (446)
                                                         ______   ______
      Net Cash (Used) By Financing Activities              (195)  (1,971)
                                                         ______   ______

      Net (Decrease) In Cash and Cash Equivalents        (3,779)  (5,805)
                                                         ______   ______

Cash and Cash Equivalents, beginning of period            8,860   13,848
                                                         ______   ______

Cash and Cash Equivalents, end of period                $ 5,081  $ 8,043
                                                         ======   ======


[FN]
The accompanying notes are an integral part of this statement.

                     TEXARKANA FIRST FINANCIAL CORPORATION


                 SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS

                                                    Nine Months Ended June 30,
                                                           1997     1996

Reconciliation of net income to cash provided
      by operating activities:
Net income                                              $ 2,128  $ 2,181
                                                         ______   ______
Adjustments to reconcile net income to cash provided
      by operating activities:
   Depreciation                                              48       57
   Amortization of discounts and premiums                   (22)       2
   Amortization of deferred loan fees                       (29)     (11)
   Amortization of common stock acquired by benefit plans   365      153
   (Gain) loss on sales of real estate owned                 (8)     (16)
   Interest expense credited to saving accounts           3,387    3,183
   Dividend and interest income added to investments        (80)     (76)
   Loan fees deferred                                        36        8
Changes in assets and liabilities:
   (Increase) decrease in interest receivable               (32)    (162)
   Increase (decrease) in accrued interest payable          128     (105)
   Increase (decrease) in income tax payable                404      (53)
   (Increase) decrease in loans held for sale               437       --
   Net increase(decrease) in other receivables & payables  (677)     (53)
                                                         ______   ______
      Total adjustments                                   3,957    2,927
                                                         ______   ______

Net cash provided by operations                         $ 6,085  $ 5,108
                                                         ======   ======

Supplemental schedule of noncash investing
   and financing activities:
      FHLB stock dividends not redeemed                 $    47  $    46
      Dividends declared and unpaid                         251      220
      Acquisition of real estate in settlement of loans     157       86
      Loans made to finance sale of REO                      52       17
      Net unrealized gain (loss) on investment securities
         available for sale                                  58      (55)

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

The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending September 30, 1997. Although net income was consistent for the first three quarters, earnings for the full fiscal year will be impacted by the repurchase of Company stock, the new SAIF assessment rate and various economic conditions. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1996, contained in the Company's annual report to stockholders.



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

In May 1997, the Association initiated a short-term, fixed rate advance from the Federal Home Loan Bank ("FHLB") in the amount of $1.6 million. At June 30, 1997, the balance was $1.5 million, at 5.53% maturing July 21, 1997. The Association intends to continue short-term borrowings from the FHLB.



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



Recent Accounting Developments

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", amending FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. Mortgage servicing rights are to be amortized in proportion to and over the period of estimated net servicing income and are to be evaluated for impairment based on their fair value. This Statement applies prospectively in fiscal years beginning after December 15, 1995, to transactions in which a mortgage banking enterprise sells or securitizes mortgage loans with servicing rights retained. The Company adopted SFAS No. 122 effective October 1, 1996, with no material impact on the Company's financial condition or results of operations.

FASB has issued final standards on earnings per share ("EPS") under two new pronouncements, Statement of Financial Accounting Standards No. 128 and SFAS 129 which include standards for computing and presenting EPS and for disclosing information about an entity's capital structure. The standards for EPS apply to entities with publicly held common stock or potential common stock, while the standards for disclosure about capital structure apply to all entities. The standards eliminate the presentation of primary EPS and require presentation of basic EPS, the principal difference being that common stock equivalents will not be considered in the computation of basic EPS. The standards also require dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and require a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS would include no dilution and would be computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS would reflect the potential dilution that could occur if the potential common shares were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. SFAS 128 and SFAS 129 are effective for periods ending after December 15, 1997 and earlier application is not permitted. The standards require restatement of all prior-period EPS data presented.

                     TEXARKANA FIRST FINANCIAL CORPORATION


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

At June 30, 1997, the Company's assets amounted to $171.4 million as compared to $165.7 million at September 30, 1996. The $5.6 million (3.4%) increase was primarily due to an increase of $8.4 million (6.1%) in loans, partially offset by a $3.8 million (42.7%) decrease in cash and cash equivalents. Liabilities increased $5.1 million (3.7%) to $144.5 million at June 30, 1997 compared to $139.3 million at September 30, 1996 primarily due to a $7.1 million (5.3%) increase in deposits which was partially offset by a $1.3 million (45.7%) decrease in borrowed funds and a $467,000 (25.0%) decrease in borrowers' escrow balances (property tax payments are made in the first two quarters of the fiscal year).

Stockholders' equity amounted to $26.9 million (15.7% of total assets) at June 30, 1997 compared to $26.4 million (15.9% of total assets) at September 30, 1996. The retained earnings balance reflects the $2.1 million net income from operations, less the $612,000 in dividends declared. The treasury stock balance reflects the purchases of 94,258 shares of common stock, at a cost of $1.5 million. The change in the balance of additional paid-in capital is primarily the result of the purchase of an additional 26,730 shares of the Company's common stock by the ESOP plan at a cost of $395,000. The change in the balance of common stock acquired by stock benefit plans reflects the purchase of the additional ESOP shares partially offset by vesting of shares in the benefit plans.

The increase in deposits and the decrease in cash and cash equivalents provided the cash needed to fund the increase in loans, the repayment of borrowed funds and the repurchase of common shares to be held as treasury stock. The additional ESOP shares were purchased with the proceeds of dividends paid on unallocated shares.

Asset quality remains strong with a ratio of nonperforming assets to total assets of .46% and .17% as of June 30, 1997 and September 30, 1996, respectively, and a ratio of nonperforming loans and debt restructurings to total loans of .40% and .15%, respectively.



Comparison of Results of Operations for the Three Month and Nine Month Periods Ended June 30, 1997 and 1996


General. For the three months ended June 30, 1997, net income was $797,000 ($.48 per share) compared to $744,000 ($.42 per share) for the same period ended June 30, 1996. The increase of $53,000 (7.1%) in net income was due to an increase of $92,000 in net interest income and a decrease of $31,000 in net noninterest expense, which were partially offset by an increase of $70,000 in income tax expense.

For the three months ended June 30, 1997 and June 30, 1996, return on average assets (ROA) was 1.87% and 1.82%, respectively, and return on average equity
(ROE) was 11.79% and 8.96%, respectively.

For the nine months ended June 30, 1997, net income was $2.1 million ($1.25 per share) compared to $2.2 million ($1.19 per share) for the same period ended June 30, 1996. The decrease of $53,000 (2.4%) in net income was due to an increase of $110,000 in net noninterest expense and an increase of $58,000 in income tax expense, partially offset by an increase of $115,000 in net interest income.

For the nine months ended June 30, 1997 and June 30, 1996, return on average assets (ROA) was 1.70% and 1.79%, respectively, and return on average equity
(ROE) was 10.64% and 8.71%, respectively.

Beginning in the third quarter of fiscal 1996, the Company began repurchasing common stock to be held as treasury stock and for employee benefit plans. As of June 30, 1997, 193,448 shares were purchased to be held as treasury stock and 62,935 shares were purchased for employee benefit plans. In the fourth quarter of fiscal 1996, a $5.7 million special distribution ($3.00 per share) was paid to stockholders. The resulting reductions of earning assets adversely affected interest income and the rate of return on average assets while the resulting reductions of stockholders' equity favorably affected the rate of return on average equity.



Net Interest Income. For the three months ended June 30, 1997, net interest income increased $92,000 (5.8%) compared to the same period in 1996. The increase was due to an increase of $230,000 (7.2%) in interest income, partially offset by an increase of $138,000 (8.6%) in interest expense. For the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996, the net interest margin was 4.03% and 3.96%, respectively, and the net interest spread was 3.25% and 2.96%, respectively.

For the nine months ended June 30, 1997, net interest income increased $115,000 (2.5%) compared to the same period in 1996. The increase was due to an increase of $430,000 (4.5%) in interest income, partially offset by an increase of $315,000 (6.5%) in interest expense. For the nine month period of fiscal 1997 compared to the same period of fiscal 1996, the net interest margin was 3.93% and 3.92%, respectively, and the net interest spread was 3.15% and 2.90%, respectively.



Interest Income. For the three months ended June 30, 1997, interest income increased $230,000 (7.2%) compared to the same period in 1996. The increase was the result of higher average balances and rates. Average earning assets increased to $166.5 million from $160.2 million and the average yield increased to 8.23% from 7.99%.

For the nine months ended June 30, 1997, interest income increased $430,000 (4.5%) compared to the same period in 1996. The increase was the result of higher average balances and rates. Average earning assets increased to $163.1 million from $159.5 million and the average yield increased to 8.14% from 7.96%.



Interest Expense. For the three months ended June 30, 1997, interest expense increased $138,000 (8.6%) compared to the same period in 1996. The increase was the result of higher average balances, partially offset by slightly lower rates. Average interest bearing liabilities increased to $140.5 million from $128.3 million and the average rate declined to 4.98% from 5.03%

For the nine months ended June 30, 1997, interest expense increased $315,000 (6.5%) compared to the same period in 1996. The increase was the result of higher average balances, partially offset by slightly lower rates. Average interest bearing liabilities increased to $137.3 million from $127.2 million and the average rate declined to 5.00% from 5.06%.



Provision for Loan Losses. No provisions were made for loan losses during the nine months ended June 30, 1997. No provision for loan losses has been recorded for the last nine successive quarters due to the consistently favorable ratio of nonperforming loans to total loans of .40% at June 30, 1997, .40% at March 31, 1997, .15% at September 30, 1996 and .17% at September 30, 1995.

At June 30, 1997 and September 30, 1996, the balance of the allowance for loan losses was $1.1 million and $1.1 million, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 196.74% and 540.09%, respectively. Management believes that the current allowance for loan losses is adequate based upon prior loss experience, the volume and type of lending conducted by the Association, industry standards, past due loans and the current economic conditions in the market area.



Noninterest Income. For the three months ended June 30, 1997, noninterest income decreased $24,000 (10.6%) compared to the same period in 1996. The decrease was primarily due to a decrease of $14,000 in loan origination fees. The decrease in loan origination fees was primarily the result of a decline in the number of mortgage loans originated.

For the nine months ended June 30, 1997, noninterest income decreased $14,000 (2.5%) compared to the same period in 1996. The increase was primarily due to a decrease of $31,000 in loan origination fees, partially offset by an increase of $25,000 in other noninterest income. The decrease in loan origination fees was primarily the result of a decline in the number of mortgage loans originated and an increase in the number of independent third-party appraisals. The increase in other noninterest income was primarily due to increases in service charge income and gains from the sale of originated mortgage loans.

For the nine months ended June 30, 1997 compared to the same period in 1996, the number of originated mortgage loans declined 9.7% while the amount of originations declined 2.6%, and the number of originated commercial and consumer loans increased 30.2% while the amount of originations increased 46.4%.



Noninterest Expense. For the three months ended June 30, 1997, noninterest expense decreased $55,000 (8.4%) compared to the same period in 1996. The decrease was primarily due to a decrease of $50,000 in SAIF deposit insurance premiums.

For the nine months ended June 30, 1997, noninterest expense increased $96,000 (5.2%) compared to the same period in 1996. The increase was primarily due to increases of $67,000 in compensation expense and $171,000 in benefits expense, which were partially offset by decreases of $127,000 in SAIF deposit insurance premiums and $20,000 in other noninterest expense. The increase in compensation expense was primarily due to the addition of two staff members, one in the second quarter and one in the third quarter of fiscal 1996. The increase in benefits expense was primarily due to accrued expenses for the annual vesting of 20% of the shares awarded under the Management Recognition Plans for directors and officers, approved by stockholders in January of 1996. The decrease in other noninterest expense was primarily due to a decrease in legal expense.



Liquidity and Capital Resources

The Company's assets consist primarily of cash and cash equivalents and the shares of the Association's common stock. The Company has no significant liabilities. The Association's deposit retention and growth has remained steady. Although the ratio of loans to deposits increased to 103.6% at June 30, 1997 from 102.8% at September 30, 1996, liquidity remains adequate for current operating needs. At June 30, 1997, the Association's liquidity ratio was 11.9% compared to the required regulatory minimum of 5.0%.

The Company's and the Association's regulatory capital remains well in excess of all applicable regulatory requirements. At June 30, 1997, the Company's tangible, core and risk-based capital ratios were 15.7%, 15.7% and 26.2%, respectively, and the Association's tangible, core and risk-based capital ratios were 15.6%, 15.6% and 26.1%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

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

         None.



Item 3.  Defaults Upon Senior Securities

         None.



Item 4.  Submission of Matters to a Vote of Security Holders

         None.



Item 5.  Other Information

On October 30, 1996, the Company announced a plan to repurchase up to 94,228 shares (5%) of the Company's outstanding common stock and all shares were repurchased as of June 30, 1997. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

On June 24, 1997, the Company declared a quarterly dividend in the amount of $.14 per share, payable July 25, 1997 to stockholders of record on July 11, 1997. The dividend of $.14 represents a 24.4% increase over the previous quarterly rate of $.1125 per share.



Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the period.

                     TEXARKANA FIRST FINANCIAL CORPORATION





                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   TEXARKANA FIRST FINANCIAL CORPORATION





                                             /s/ James W. McKinney
Date:  August 7, 1997                 By:  ______________________________
                                             James W. McKinney
                                             Chairman and CEO





                                             /s/ James L. Sangalli
Date:  August 7, 1997                 By:  ______________________________
                                             James L. Sangalli
                                             Chief Financial Officer