Form 10-K
period 1997-09-30
TEXARKANA FIRST FINANCIAL CORP
filed 1997-12-29
CIK 943355

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

    [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1997

                                       OR
    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from_________________to__________________

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
            (Address)                                   (Zip Code)

    Registrant's telephone number, including area code: (870) 773-1103

    Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock (par value $.01 per share)
                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes[ X ]  No[   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of December 12, 1997, the aggregate value of the 1,655,298 shares of Common Stock of the Registrant outstanding on such date, which excludes 103,907 shares held by all directors and officers of the Registrant as a group, was approximately $42.6 million. This figure is based on the closing sale price of $25.75 per share of the Registrant's Common Stock on December 12, 1997.

Number of shares of Common Stock outstanding as of December 12, 1997: 1,759,205

                    DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of the Annual Report to Stockholders for the year ended September 30, 1997 are incorporated into Part II, Items 5 through 8.
(2) Portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13.

                     TEXARKANA FIRST FINANCIAL CORPORATION

                                   Form 10-K

                              TABLE OF CONTENTS

                                                                        Page
                                    PART 1

    Item 1   Business..................................................   1

    Item 2   Properties................................................  36

    Item 3   Legal Proceedings.........................................  36

    Item 4   Submission of Matters To Vote of Security Holders.........  36

                                   PART II

    Item 5   Market for Registrant's Common Equity
             and Related Stockholder Matters...........................  37

    Item 6   Selected Financial Data...................................  37

    Item 7   Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............  37

    Item 8   Financial Statements and Supplementary Data...............  37

    Item 9   Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure....................  37

                                   PART III

    Item 10  Directors and Executive Officers of the Registrant........  38

    Item 11  Executive Compensation....................................  38

    Item 12  Security Ownership of Certain
             Beneficial Owners and Management..........................  38

    Item 13  Certain Relationships and Related Transactions............  38

                                   PART IV

    Item 14  Exhibits, Financial Statement Schedules
             and Reports on Form 8-K...................................  39

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

The Company's executive offices are located at 3rd and Olive Streets, Texarkana, Arkansas 71854, and its telephone number is (870) 773-1103.

Market Area

First Federal is headquartered in Texarkana, Arkansas which is located where the southwest corner of Arkansas and the northeast corner of Texas meet. It is approximately 70 miles north of Shreveport, Louisiana, 140 miles southwest of Little Rock, Arkansas and 180 miles northeast of Dallas, Texas. Texarkana, Arkansas and Texarkana, Texas are the focal points of this general market area and serve as the hub of economic activity. The Association's market area is comprised of Little River, Hempstead, Miller, Sevier and Howard Counties in Arkansas and Bowie County, Texas ("market area"). The Association conducts business through its five offices in the Arkansas cities of Texarkana, Ashdown, DeQueen, Hope and Nashville. The Association's market area is characterized by a limited number of major employers or industries with a significantly higher level of residents employed in manufacturing and a lower level of people employed in the wholesale/retail trade industry. The Association's market area has also been characterized by higher unemployment rates than Texas, Arkansas and the United States. At September 30, 1997, The unemployment rate for the Association's principal market area of Miller County, Arkansas and Bowie County, Texas was 4.7% and 8.5%, respectively, and the statewide unemployment rate for Texas and Arkansas was 5.4% and 5.1%, respectively.

Due to defense cutbacks, Red River Army Depot, a major local employer which currently employees approximately 1,600 persons, was previously scheduled to be closed. However, the Base Realignment and Closure Commission removed the depot from the closure list but proposed a transfer of certain operations to another depot in Alabama. The transfer of operations and reduction due to base realignments was completed October 1997 and resulted in a local workforce reduction of approximately 600 employees. Since the Red River Army Depot is located just outside Texarkana in Bowie County, Texas, any major employment reduction impacts the economy of Texarkana. Management of the Association closely monitors all loans made to employees of the Red River Army Depot in order to mitigate the impact, if any, on its operations.


Lending Activities

General. At September 30, 1997, the Association's total portfolio of loans receivable, net of unearned income, amounted to $148.5 million or 83.1% of the Company's $178.7 million of total assets at such time. The Association has traditionally concentrated its lending activities on conventional first mortgage loans secured by single-family residential property. Consistent with such approach, $105.2 million or 69.3% of the total loan portfolio consisted of one-to-four family residential loans. To a lesser extent, the Association also originates multi-family residential loans, nonresidential real estate and land loans, construction loans, commercial business loans and consumer loans. Such loan categories amounted to $.8 million or .5%, $25.9 million or 17.0%, $5.6 million or 3.7%, $2.4 million or 1.6% and $11.9 million or 7.9% of the total loan portfolio, respectively.

Loan Portfolio Composition. The following table sets forth the composition of First Federal's loan portfolio by type of loan at the dates indicated.

                                              September 30,
                           __________________________________________________
                                 1997             1996             1995
                            _______________  _______________  _______________
   (Dollars in Thousands)    Amount    %      Amount    %      Amount    %
                            ________ ______  ________ ______  ________ ______
Real estate loans:
 One-to-four family.........$105,163  69.27% $ 98,031  69.78% $ 91,811  72.94%
 Multi-family...............     806    .53     1,503   1.07     1,581   1.26
 Nonresidential and land....  25,889  17.05    19,765  14.07    17,741  14.09
 Construction...............   5,620   3.70     7,818   5.56     5,917   4.70
                             _______ ______   _______ ______   _______ ______
  Total real estate loans... 137,478  90.55   127,117  90.48   117,050  92.99
Commercial loans............   2,384   1.57     3,264   2.32       962    .76
Consumer loans..............  11,966   7.88    10,107   7.20     7,859   6.25
                             _______ ______   _______ ______   _______ ______
   Total loans.............. 151,828 100.00%  140,488 100.00%  125,871 100.00%
                                     ======           ======           ======
Less:
 Loans in process...........   3,241            3,571            2,444
 Deferred fees and discounts     116              112              118
                             _______          _______          _______
   Net loans................$148,471         $136,805         $123,309
                             =======          =======          =======


Contractual Maturities. The following table presents the scheduled maturities of First Federal's loans at September 30, 1997. Demand loans, loans having no stated schedule of repayment and no stated maturity, and overdraft loans are reported as due in one year or less. The amounts shown for each maturity period do not take into consideration loan prepayments but do reflect normal amortization.

                             Amounts Due After September 30, 1997 in Years
                          ____________________________________________________
                            One      Two     Three     Six     After
                             or             through  through    Ten
   (Dollars in Thousands)   Less             Five      Ten              Total
                           ______  _______  _______  _______  _______  _______
Real estate loans:
 One-to-four family.......$ 1,935 $    243 $  3,191 $ 13,454 $ 86,340 $105,163
 Multi-family.............     --       15       --      598      193      806
 Nonresidential and land..    608      130    3,142    5,790   16,219   25,889
 Construction.............  5,356      264       --       --       --    5,620
Commercial loans..........  1,620       75      348      311       30    2,384
Consumer loans............  2,983    1,687    5,192    1,712      392   11,966
                          _______  _______  _______  _______  _______  _______
  Total loans.............$12,502 $  2,414 $ 11,873 $ 21,865 $103,174 $151,828
                           ======  =======  =======  =======  =======  =======

The following table sets forth the dollar amount of total loans at September 30, 1997 which have fixed interest rates or which have floating or adjustable interest rates.

                                               September 30, 1997
                                      ____________________________________
                                                  Floating or
                                       Fixed      Adjustable
          (Dollars in Thousands)        Rate         Rate           Total
                                      _______     ___________     ________
   Real estate loans:
    One-to-four family................$ 4,989       $100,174      $105,163
    Multi-family......................     15            791           806
    Nonresidential and land...........  4,362         21,527        25,889
    Construction......................  5,620             --         5,620
   Commercial loans...................  2,384             --         2,384
   Consumer loans..................... 11,966             --        11,966
                                       ______        _______       _______
     Total loans......................$29,336       $122,492      $151,828
                                       ======        =======       =======


Origination, Purchase and Sale of Loans. The lending activities of the Association are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Association's Board of Directors and management. Loan originations are obtained by a variety of sources, including builders, realtors, walk-in customers, branch managers and advertising. The Association stresses its community ties, customized, personal service and an efficient underwriting and approval process. The Association uses either an in-house or independent appraiser on all loans and typically uses an independent appraiser for nonresidential real estate loans over $400,000. In addition, the Association requires hazard, title and, to the extent applicable, flood insurance on all secured property.

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

Since 1985, the Association has not been an active purchaser of loans. No loans were purchased in fiscal 1997, a $1.0 million participation interest in a local retirement center construction loan was purchased in fiscal 1996 and no loans were purchased in fiscal 1995.

As part of its asset/liability management, the Association typically sells its conventional fixed-rate residential loans to the Federal Home Loan Mortgage Corporation ("FHLMC") with servicing retained and without recourse. The Association sold $2.2 million, $2.2 million and $1.5 million of fixed-rate loans during fiscal 1997, 1996 and 1995, respectively. Substantially all fixed-rate loans with terms of 15 years or greater have been originated pursuant to commitments to sell such loans to the FHLMC, with servicing retained, in order to reduce interest rate risk. Sales of loans produce future servicing income if servicing is retained and provide funds for additional lending and other purposes.

Loans sold to the FHLMC are sold pursuant to forward sales commitments and, therefore, an increase in interest rates after loan origination and prior to sale does not adversely affect the Association's income at the time of sale. When loans are sold to the FHLMC, the Association retains the responsibility for servicing the loans, including collecting and remitting mortgage loan payments, accounting for principal and interest and holding and disbursing escrow or impound funds for real estate taxes and insurance premiums. The Association receives a servicing fee for performing these services for others. At September 30, 1997, mortgage loans serviced for others amounted to $23.4 million.

During fiscal year 1998, the Association will initiate the origination of mortgage loans insured by the Federal Housing Administration ("FHA") and mortgage loans guaranteed by the Office of Veterans Affairs ("VA"). Such loans will be sold to an independent mortgage company with servicing rights and without recourse.


The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                 Year Ended September 30,
                                               ___________________________
              (Dollars in Thousands)             1997      1996      1995
                                                ______    ______    ______
   Loan originations:
    One-to-four family residential.............$18,172   $19,747   $14,003
    Multi-family residential...................    193        --        --
    Nonresidential and land....................  7,173     3,737     2,465
    Construction...............................  8,543     8,216     6,287
    Commercial.................................    714     2,783       702
    Consumer...................................  9,448     7,137     5,012
                                                ______    ______    ______
     Total loan originations................... 44,243    41,620    28,469
                                                ______    ______    ______

   Loan purchases..............................     --     1,000        --
                                                ______    ______    ______

     Total loan originations and purchases..... 44,243    42,620    28,469
                                                ______    ______    ______

   Less sales and loan principal repayments:
    Loans sold.................................  2,160     2,179     1,514
    Loan principal repayments.................. 29,948    24,737    18,637
                                                ______    ______    ______
     Total loans sold and principal repayments. 32,108    26,916    20,151
                                                ______    ______    ______

   Increase (decrease) due to other items, net.   (794)   (1,087)   (3,786)
                                                ______    ______    ______
   Net increase (decrease) in total loans......$11,341   $14,617   $ 4,532
                                                ======    ======    ======

Loans-to-One Borrower. A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1997, the Association's limit on loans-to-one borrower was approximately $4.3 million. The Association's largest loan or group of loans-to-one borrower, including persons or entities related to the borrower, is an aggregate of five loans with total outstanding balances of $3.6 million and includes three commercial real estate loans totaling $3.4 million, one commercial business loan of $30,000 and one consumer loan of $124,000. The Association also has outstanding loans to three different borrowers in Ft. Worth, Texas secured by three commercial buildings with total outstanding balances of $2.7 million. As of September 30, 1997, these loans are current as to payments of principal and interest and are performing according to the terms of the loan documents.

One-to-Four Family Residential Real Estate Loans. The Association has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing one-to-four family residences. At September 30, 1997, $105.2 million or 69.3% of the total loan portfolio consisted of one-to-four family residential real estate loans. The Association originated $18.2 million, $19.7 million and $14.0 million of one-to-four family residential loans in fiscal 1997, 1996 and 1995, respectively, and intends to continue to emphasize the origination of permanent loans secured by first mortgage liens on one-to-four family residential properties in the future. Of the $105.2 million of such loans at September 30, 1997, $100.2 million or 95.3% had adjustable-rates of interest and $5.0 million or 4.7% had fixed-rates of interest. The Association's fixed-rate loans are originated primarily with terms of 15, 20 and 30 years. Substantially all of the Association's fixed-rate residential loans are originated pursuant to commitments to sell such loans to the FHLMC with servicing retained.

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

Multi-Family Residential Real Estate Loans. Although the Association does not emphasize multi-family residential loans and has not been active in this area, the Association has, in the past, originated mortgage loans for the acquisition and refinancing of existing multi-family residential properties. At September 30, 1997, $.8 million or .5% of the total loan portfolio consisted of loans secured by existing multi-family residential real estate properties. Such amount primarily represents loans secured by apartment buildings located in the Association's primary market area.

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

Nonresidential Real Estate and Land Loans. The Association originates mortgage loans for the acquisition and refinancing of nonresidential or commercial real estate properties and land development loans to local developers and individuals. At September 30, 1997, $23.4 million or 15.4% of the total loan portfolio consisted of loans secured by existing commercial real estate properties and $2.5 million or 1.6% of the total loan portfolio consisted of land loans. Management currently anticipates that commercial real estate loans will continue to comprise a substantial portion of the loan portfolio in the future.

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

The Association originates land loans to local developers for the purpose of developing the land (i.e., roads, sewer and water). In addition, the Association originates lot loans to individuals for the purpose acquiring home sites. Such loans are secured by a lien on the property and are typically limited to 65% of the value of the secured property. Land loans to developers are limited to a term of eight years while lot loans to individuals are limited to a term of 15 years.

Construction Loans. The Association also originates primarily residential construction loans, although the Association has originated nonresidential construction loans to a limited degree. Construction loans are classified as either residential or nonresidential at the time of origination, depending on the nature of the property securing the loan. The Association's construction lending activities are limited to the Association's primary market area. At September 30, 1997, construction loans amounted to $5.6 million or 3.7% of the total loan portfolio, of which $5.1 million consisted of residential construction loans and $.5 million consisted of nonresidential construction loans. The Association's construction loans generally have fixed interest rates for a term of six months, with payments being made monthly on an interest-only basis. However, the Association is permitted to extend a construction loan up to two years under its loan policy. Construction loans to builders are made with a maximum loan to value ratio of 75%. Construction loans to individuals are typically made with a loan to value ratio of 80%, although the Association will make such loans with a loan to value ratio up to 95% with private mortgage insurance.

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

Commercial Business Loans. The Association offers commercial business loans which include working capital lines of credit and term loans for financing inventory, accounts receivable, equipment and acquisitions. Depending on the collateral pledged to secure the extension of credit, maximum loan to value ratios range from 50% of used equipment value to 90% of pledged deposits at the Association. Also, personal guarantees are generally obtained from the principals of the borrower. Loan terms vary from one year for lines of credit to 10 years for equipment and business acquisition loans. The interest rates can be fixed or adjustable. At September 30, 1997, commercial business loans amounted to $2.4 million or 1.6% of the total loan portfolio.

Consumer Loans. The Association offers consumer loans in order to provide a full range of financial services to its customers. The consumer loans offered by the Association include home improvement loans, automobile loans, deposit account secured loans and other personal loans. At September 30, 1997, consumer loans amounted to $12.0 million or 7.9% of the total loan portfolio with $2.9 million in home improvement loans, $4.2 million in automobile loans, $1.3 million in loans secured by deposit accounts and $3.6 million in other personal loans.

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

Under generally accepted accounting principles, the Association is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Association, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Association would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Association did not have any troubled debt restructurings as of September 30, 1997.

Delinquent Loans. The following table sets forth information concerning delinquent loans as of September 30, 1997, in dollar amounts and as a percentage of First Federal's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                          September 30, 1997
                           _________________________________________________
                                            Days Delinquent
                           _________________________________________________
                              30-59 Days       60-89 Days    90 or More Days
                           _______________  _______________  _______________
                                   Percent          Percent          Percent
                                  of Total         of Total         of Total
  (Dollars in Thousands)   Amount  Loans    Amount  Loans    Amount  Loans
                           ______ ________  ______ ________  ______ ________
Real estate loans:
 One-to-four family........$1,250    .82%    $195    .13%     $ 26    .02%
 Multi-family..............    --     --       --     --        --     --
 Nonresidential and land...    21    .01      145    .10        22    .01
 Construction..............    60    .04      223    .15        --     --
Commercial loans...........    --     --       22    .01        --     --
Consumer loans.............   105    .07       46    .03       232    .15
                            _____             ___              ___
  Total delinquent loans...$1,436    .94%    $631    .42%     $280    .18%
                            =====             ===              ===

The following table sets forth the amounts and categories of First Federal's nonperforming assets and troubled debt restructurings and other selected statistics at the dates indicated.

                                                      September 30,
                                                _________________________
                (Dollars in Thousands)           1997      1996      1995
                                                _____     _____     _____
     Non-accruing loans:
       One-to-four family residential..........$   --    $   66    $   40
       Multi-family residential................    --        --        --
       Nonresidential and land.................    --        --        --
       Construction............................    --        --        --
       Commercial..............................    --        --        --
       Consumer................................    --         2         2
                                                _____     _____     _____
         Total non-accruing loans..............    --        68        42
     Accruing loans 90 days or
       more delinquent.........................   280       144       172
     Restructured debt.........................    --        --        --
                                                _____     _____     _____
         Total nonperforming loans.............   280       212       214
                                                _____     _____     _____
     Real estate owned, net....................   127        72       320
                                                _____     _____     _____
         Total nonperforming assets............$  407    $  284    $  534
                                                =====     =====     =====
     Total loans.............................$151,828  $140,488  $125,871
     Total assets............................ 178,710   165,747   160,652
     Total nonperforming loans to
       total loans.............................  .18%      .15%      .17%
     Total nonperforming assets to
       total assets............................  .23%      .17%      .33%

Interest income that would have been recorded under the original terms of the Association's non-accruing loans for fiscal years 1997, 1996 and 1995 amounted to $0, $6,000 and $7,000, respectively, and the interest recognized during fiscal years 1997, 1996 and 1995 amounted to $0, $2,000 and $3,000, respectively.

The $127,000 of REO at September 30, 1997 consists of three single-family residences located within our market area.

Classified Assets. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.
An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. At September 30, 1997, the Association had $833,000 of loans which were classified as substandard.

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

The following table summarizes changes in the allowance for possible loan losses and other selected statistics for the periods presented.

                                               Year Ended September 30,
                                          __________________________________
         (Dollars in Thousands)             1997         1996         1995
                                          ________     ________     ________
Allowance for loan losses, beginning
 of period................................$  1,145     $  1,149     $    977
                                           _______      _______      _______
Loans charged-off:
  Residential real estate.................      (2)          --           (4)
  Nonresidential real estate..............      --           --           --
  Commercial loans........................      --           --           --
  Consumer loans..........................     (19)          (4)          (2)
                                           _______      _______      _______
   Total charge-offs......................     (21)          (4)          (6)
                                           _______      _______      _______
Recoveries of loans
 previously charged-off:
  Residential real estate.................      --           --           --
  Nonresidential real estate..............      --           --           --
  Commercial loans........................      --           --           --
  Consumer loans..........................      --           --            1
                                           _______      _______      _______
   Total recoveries.......................      --           --            1
                                           _______      _______      _______
   Net charge-offs........................     (21)          (4)          (5)
                                           _______      _______      _______
Provision for loan losses.................      --           --          177
                                           _______      _______      _______
Allowance for loan losses, end
 of period................................$  1,124     $  1,145     $  1,149
                                           =======      =======      =======

Total loans...............................$151,828     $140,488     $125,871
Total nonperforming loans.................     280          212          214
Average total loans....................... 141,830      129,182      121,074

Allowance for loan losses to
 total loans..............................     .74%         .82%         .91%
Allowance for loan losses to
 nonperforming loans......................  401.43%      540.09%      536.92%
Net charge-offs to
 average total loans......................    .015%        .003%        .004%

The following table presents the allocation of First Federal's allowance for possible loan losses by loan classification at each of the dates indicated.

                                                September 30,
                                    _____________________________________
          (Dollars in Thousands)       1997          1996          1995
                                    _________     _________     _________
   Real estate loans:
    One-to-four family.............. $  205        $  246        $  231
    Multi-family....................      6            20            --
    Nonresidential and land.........    542           494           548
    Construction....................     12            10             9
   Commercial loans.................     34            34            --
   Consumer loans...................     86            52            35
   Unallocated/general..............    239           289           326
                                      _____         _____         _____
     Total allowance................ $1,124        $1,145        $1,149
                                      =====         =====         =====


The following table presents, for each of the dates indicated, the percentage of the allowance for loan losses allocated to each loan classification, and the percentage of total loans applicable to each loan classification.

                                              September 30,
                            __________________________________________________
                                  1997             1996             1995
                            ________________ ________________ ________________
                            Allowance Loans  Allowance Loans  Allowance Loans
                            _________ ______ _________ ______ _________ ______
Real estate loans:
 One-to-four family.........   18.2%   69.3%    21.5%   69.8%    20.1%   72.9%
 Multi-family...............     .5      .5      1.8     1.1       --     1.3
 Nonresidential and land....   48.2    17.0     43.1    14.1     47.7    14.1
 Construction...............    1.1     3.7       .9     5.5       .8     4.7
Commercial loans............    3.0     1.6      3.0     2.3       --      .8
Consumer loans..............    7.7     7.9      4.5     7.2      3.0     6.2
Unallocated/general.........   21.3      --     25.2      --     28.4      --
                              _____   _____    _____   _____    _____   _____
  Total.....................  100.0%  100.0%   100.0%  100.0%   100.0%  100.0%
                              =====   =====    =====   =====    =====   =====


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

Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as the prepayment risk, are passed on to the certificate holder. Accordingly, the life of a mortgage-backed pass-through security approximates the life of the underlying mortgages. At September 30, 1997, $5.5 million of the mortgage-backed securities were classified as available for sale and $1.3 million were classified as held to maturity.


The following table presents the composition of the mortgage-backed securities portfolio at each of the dates indicated.

                                               September 30,
                             _________________________________________________
                                   1997             1996             1995
                             _______________  _______________  _______________
                             Carrying Market  Carrying Market  Carrying Market
    (Dollars in Thousands)     Value   Value    Value   Value    Value   Value
                             ________ ______  ________ ______  ________ ______
Mortgage-backed securities:
Held to maturity:
  FHLMC...................... $  588  $  619   $  709  $  734   $1,301  $1,339
  FNMA.......................    705     711      809     804      979     984
                               _____   _____    _____   _____    _____   _____
    Total held to maturity...  1,293   1,330    1,518   1,538    2,280   2,323
                               _____   _____    _____   _____    _____   _____
Available for sale:
  GNMA.......................  5,460   5,460       --      --       --      --
                               _____   _____    _____   _____    _____   _____
    Total available for sale.  5,460   5,460       --      --       --      --
                               _____   _____    _____   _____    _____   _____
    Total Mortgage-backed
    securities............... $6,753  $6,790   $1,518  $1,538   $2,280  $2,323
                               =====   =====    =====   =====    =====   =====

The following table sets forth the contractual maturities of the mortgage-backed securities portfolio at September 30, 1997.

                               Amounts at September 30, 1997 Which Mature In
                              ________________________________________________
                               1 Year    1 to 5    5 to 10   Over 10
    (Dollars in Thousands)     or Less    Years     Years     Years     Total
                              ________  ________  ________  ________  ________
Mortgage-backed securities:
Held to maturity:
  FHLMC....................... $   --    $   --    $  455    $  133    $  588
  FNMA........................    164       541        --        --       705
                                _____     _____     _____     _____     _____
    Total held to maturity....    164       541       455       133     1,293
                                _____     _____     _____     _____     _____
Available for sale:
  GNMA........................     --        --        --     5,460     5,460
                                _____     _____     _____     _____     _____
    Total available for sale..     --        --        --     5,460     5,460
                                _____     _____     _____     _____     _____
    Total mortgage-backed
    securities................ $  164    $  541    $  455    $5,593    $6,753
                                =====     =====     =====     =====     =====


Mortgage-backed securities generally increase the quality of the Association's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Association. At September 30, 1997, $5.5 million of the Association's mortgage-backed securities were pledged to secure obligations of the Association.

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

Investment Securities. The investment policy, as established by the Board of Directors, is designed primarily to provide and maintain liquidity and to generate a favorable return on investments without incurring undue interest rate risk, credit risk, and investment portfolio asset concentrations. The investment policy is currently implemented by the Chairman, President and Chief Financial Officer within the parameters set by the Board of Directors.

The Company and the Association are authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments.

Securities that management has the intent and positive ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of equity. At September 30, 1997, $13.2 million of the investment securities were classified as available for sale and $1.1 million were classified as held to maturity.


The following table sets forth the composition of the investment securities portfolio at the dates indicated.

                                                September 30,
                              ________________________________________________
                                   1997             1996             1995
                             _______________  _______________  _______________
                             Carrying Market  Carrying Market  Carrying Market
    (Dollars in Thousands)     Value   Value    Value   Value    Value   Value
                             ________ ______  ________ ______  ________ ______
Investment securities:
Available for sale:
 U.S. Government securities..$13,184 $13,307  $14,898 $14,887  $   999 $ 1,007
                              ______  ______   ______  ______   ______  ______
  Total available for sale... 13,184  13,307   14,898  14,887      999   1,007
                              ______  ______   ______  ______   ______  ______
Held to maturity:
 U.S. Government securities..     --      --       --      --   17,153  17,122
 Federal Home Loan Bank stock  1,116   1,116    1,053   1,053      992     992
                              ______  ______   ______  ______   ______  ______
  Total held to maturity.....  1,116   1,116    1,053   1,053   18,145  18,114
                              ______  ______   ______  ______   ______  ______
  Total investment securities$14,300 $14,423  $15,951 $15,940  $19,144 $19,121
                              ======  ======   ======  ======   ======  ======

The following table sets forth the amount of investment securities which mature during each of the periods indicated.

                               Amounts at September 30, 1997 Which Mature In
                              _______________________________________________
                              1 Year     1 to 5   5 to 10   Over 10
    (Dollars in Thousands)    or Less     Years    Years     Years     Total
                              _______   _______   _______   _______   _______
Investment securities
Available for sale:
 U.S. Government securities...$ 1,000   $12,184   $    --   $    --   $13,184
                               ______    ______    ______    ______    ______
  Total available for sale..... 1,000    12,184        --        --    13,184
                               ______    ______    ______    ______    ______
Held to maturity:
 U.S. Government securities....    --        --        --        --        --
 Federal Home Loan Bank stock.. 1,116        --        --        --     1,116
                               ______    ______    ______    ______    ______
  Total held to maturity....... 1,116        --        --        --     1,116
                               ______    ______    ______    ______    ______
  Total investment securities $ 2,116   $12,184   $    --   $    --   $14,300
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

The Association considers its primary market area to be southwest Arkansas and northeast Texas. The Association utilizes traditional marketing methods to attract new customers and savings deposits. The Association does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Arkansas and Texas at September 30, 1997.

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

                                               September 30,
                             ________________________________________________
                                  1997             1996             1995
                             ______________   ______________   ______________
    (Dollars in Thousands)    Amount    %      Amount    %      Amount    %
                             ________ _____   ________ _____   ________ _____
Certificates of deposit:
    2.01% to  4.00%..........$    295    .2%  $    632   0.5%  $    627   0.5%
    4.01% to  6.00%.......... 109,606  76.6     98,572  74.1     73,363  58.7
    6.01% to  8.00%..........  13,923   9.7     13,577  10.2     31,063  24.9
    8.01% and over...........       4   0.0          4   0.0      1,287   1.0
                              _______ _____    _______ _____    _______ _____
 Total certificate accounts.. 123,828  86.5    112,785  84.8    106,340  85.1
                              _______ _____    _______ _____    _______ _____
Passbook and statement
 savings accounts............   5,257   3.7      5,917   4.4      5,025   4.0
Money market accounts........   7,500   5.2      8,045   6.0      7,742   6.2
NOW accounts.................   5,262   3.7      5,120   3.9      4,999   4.0
Noninterest bearing deposits.   1,360    .9      1,204    .9        847    .7
                              _______ _____    _______ _____    _______ _____
 Total deposits..............$143,207 100.0%  $133,071 100.0%  $124,953 100.0%
                              ======= =====    ======= =====    ======= =====


The following table presents, by type of deposit, the average balance and the average rate paid for the periods indicated.

                                         Year Ended September 30,
                             ________________________________________________
                                  1997             1996             1995
                             ______________   ______________   ______________
                                 Average          Average          Average
    (Dollars in Thousands)    Balance  Rate    Balance  Rate    Balance  Rate
                             ________ _____   ________ _____   ________ _____

Certificates of deposit..... $117,718  5.42%  $107,866  5.49%  $106,087  5.10%
Passbook and statement
 savings accounts...........    5,417  3.26      5,280  3.18      5,676  3.70
Money market and
 NOW accounts...............   14,044  2.72     13,937  2.57     14,031  2.79
Noninterest bearing accounts    1,200    --      1,026    --        898    --
                              _______  ____    _______  ____    _______  ____
  Total deposits.............$138,379  5.01%  $128,109  5.05%  $126,692  4.77%
                              =======  ====    =======  ====    =======  ====

The following table sets forth the net deposit flows during the periods indicated.

                                                Year Ended September 30,
                                            _______________________________
           (Dollars in Thousands)              1997       1996       1995
                                            _________  _________  _________

Increase(decrease) before interest credited. $ 5,504    $ 3,844    $(3,646)
Interest credited...........................   4,632      4,274      4,103
                                              ______     ______     ______
 Net increase(decrease) in deposits......... $10,136    $ 8,118    $   457
                                              ======     ======     ======



The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 1997 and the amounts which mature during the periods indicated.

                                             Amounts at September 30, 1997
                            September 30,           Maturing Within
                            _____________  __________________________________
                                                                       After
   (Dollars in Thousands)        1997       1 Year  2 Years  3 Years  3 Years
                            _____________  _______  _______  _______  _______
Certificates of deposit:
    2.01% to 4.00%..........   $    295   $    295 $     -- $     -- $     --
    4.01% to 6.00%..........    109,606     86,802   14,623    2,690    5,491
    6.01% to 8.00%..........     13,923      2,231      911    8,913    1,868
    8.01% and over..........          4         --       --       --        4
                                _______    _______  _______  _______  _______
 Total certificate accounts.   $123,828   $ 89,328 $ 15,534 $ 11,603 $  7,363
                                =======    =======  =======  =======  =======



The following table sets forth maturities of certificates of deposit of $100,000 or more at September 30, 1997 by time remaining to maturity.

                       (Dollars in Thousands)        Amount
                                                    _______

                Three months or less................$ 4,781
                Three months through six months.....  6,414
                Six months through 12 months........  6,070
                Over 12 months......................  6,100
                                                     ______
                 Total..............................$23,365
                                                     ======

Borrowed Funds. The Association may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. Recently, the Association has utilized such advances as a supplemental source of funds for the Association's investment and lending activities.


The following table presents certain information regarding borrowed funds for the periods indicated.

                                                Year Ended September 30,
                                            ________________________________
   (Dollars in Thousands)                      1997       1996       1995
                                            __________ __________ __________
FHLB advances:
  Average balance outstanding.............. $     706  $      --  $     --
  Maximum amount outstanding at any
    month-end during the period............     4,967         --        --
  Balance outstanding at end of period.....     4,967         --        --
  Weighted average interest rate
    during the period......................      5.53%        --        --
  Weighted average interest rate
    at the end of the period...............      5.54%        --        --

Repurchase agreements:
  Average balance outstanding.............. $      82  $      78  $     --
  Maximum amount outstanding at any
    month-end during the period............        --      2,340        --
  Balance outstanding at end of period.....        --      2,340        --
  Weighted average interest rate
    during the period......................      5.58%      5.58%       --
  Weighted average interest rate
    at the end of the period...............        --       5.58%       --

Other borrowed money:
  Average balance outstanding.............. $      39  $      65  $     21
  Maximum amount outstanding at any
    month-end during the period............        43        518        63
  Balance outstanding at end of period.....        22        518        63
  Weighted average interest rate
    during the period......................      6.61%      6.78%     6.50%
  Weighted average interest rate
    at the end of the period...............      6.50%      8.10%     6.50%

Total borrowings:
  Average balance outstanding.............. $     827  $     143  $     21
  Maximum amount outstanding at any
    month-end during the period............     4,989      2,858        63
  Balance outstanding at end of period.....     4,989      2,858        63
  Weighted average interest rate
    during the period......................      5.72%      5.87%     6.50%
  Weighted average interest rate
    at the end of the period...............      5.61%      5.49%     6.50%

Employees

The Company and the Association had 34 full-time employees and two part-time employees at September 30, 1997. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Subsidiaries

As of September 30, 1997, the Company had no subsidiaries other than First Federal, and First Federal had no subsidiaries.

Competition

The Association faces strong competition both in attracting deposits and making real estate loans. Its most direct competition for deposits has historically come from other savings associations, credit unions and commercial banks, including many large financial institutions which have greater financial and marketing resources available to them. In addition, during times of high interest rates, the Association has faced additional significant competition for investors' funds from short-term money market securities, mutual funds and other corporate and government securities. The ability of the Association to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

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

Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "The Association - Qualified Thrift Lender Test", then such unitary holding company becomes subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, must register as, and become subject to the restrictions applicable to, a bank holding company.

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

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1997, First Federal was in compliance with the above restrictions.

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

On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. The FDICIA provides for, among other things, the recapitalization of the BIF, the authorization of the FDIC to make emergency special assessments under certain circumstances against BIF members and members of the Savings Association Insurance Fund ("SAIF"), the establishment of risk-based deposit insurance premiums, and improved examinations and reporting requirements. The FDICIA also provides for enhanced federal supervision of depository institutions based on, among other things, an institution's capital level.

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

On September 30, 1996, the Omnibus Appropriations Act was signed into law. The legislation authorized a one-time charge of SAIF insured institutions at a rate of 65.7 basis points per $100.00 of March 31, 1995 deposits. As a result, First Federal's assessment amounted to $834,839. Additional provisions of the Act include new BIF and SAIF premiums and the merger of BIF and SAIF. The new BIF and SAIF premiums will include a premium for repayment of the Financing Corporation ("FICO") bonds plus any regular insurance assessment. Until full pro-rata FICO sharing is in effect, the FICO premiums for BIF and SAIF will be
1.3 and 6.4 basis points, respectively, beginning January 1, 1997. Full pro-rata FICO sharing is to begin no later than January 1, 2000. BIF and SAIF are to be merged on January 1, 1999, provided the bank and savings association charters are merged by that date.

Under the current risk classification system, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital--"well capitalized", "adequately capitalized" and "undercapitalized"-- which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from zero basis points for well capitalized, healthy institutions to 27 basis points for under capitalized institutions with substantial supervisory concerns.

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

Current OTS capital standards require savings institutions to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At September 30, 1997, the Association had no goodwill or other intangible assets and had no subsidiaries engaged in impermissible activities.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government;
(ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one-to-four family residences and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one-to-four family residential real estate loans more than 90 days delinquent, and for repossessed assets.

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

At September 30, 1997, First Federal exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 15.3%, 15.3% and 25.8%, respectively.

The following table sets forth First Federal's compliance with each of the above-described capital requirements as of September 30, 1997.

                                         Tangible        Core       Risk-Based
         (Dollars in Thousands)           Capital       Capital       Capital
                                        __________    __________    __________
GAAP capital............................  $27,380       $27,380      $ 27,380
Adjustments to capital:
   Non-allowable assets.................       --            --          (320)
   Unrealized gain on securities........      (81)          (81)          (81)
   Allowable allowance for loan losses..       --            --         1,076

                                           ______        ______        ______
Regulatory capital......................   27,299        27,299        28,055
Minimum required regulatory capital.....    2,679         5,358         8,693
                                           ______        ______        ______
Excess regulatory capital...............  $24,620       $21,941      $ 19,362
                                           ======        ======        ======

Total adjusted assets................... $178,587      $178,587     $ 108,657
                                          =======       =======       =======

Regulatory capital ratio................    15.29%        15.29%        25.82%

Minimum required capital ratio..........     1.50%         3.00%         8.00%

Excess regulatory capital ratio.........    13.79%        12.29%        17.82%


Prompt Corrective Action. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the OTS, have adopted substantially similar regulations, which became effective December 19, 1992. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized", (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At September 30, 1997, the Association was in the "well capitalized" category.

Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and
savings flows of all savings institutions.   At the present time, the required
minimum liquid asset ratio is 5%. At September 30, 1997, First Federal's liquidity ratio was 12.15%.

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

Generally, a savings institution that before and after the proposed distribution meets or exceeds its fully phased-in capital requirements (Tier 1 institutions) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the institution's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an institution's capital requirement under the statutory and regulatory standards to be applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the institution. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval. See "Regulatory Capital Requirements."

Tier 2 institutions, which are institutions that before and after the proposed distribution meet or exceed their minimum capital requirements, may make capital distributions up to a specified percentage of their net income during the most recent four quarter period, depending on how close the institution is to meeting its fully phased-in capital requirements. Tier 2 institutions that meet the capital requirements in effect on January 1, 1993 (including the 8% risk-based requirement and then-applicable exclusions on non-permissible subsidiary investments and goodwill) are permitted to make distributions totaling up to 75% of their net income over the most recent four quarter period.

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

At September 30, 1997, First Federal was a Tier 1 institution for purposes of this regulation.

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

Community Reinvestment. Under the Community Reinvestment Act of 1977, as amended ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. FIRREA amended the CRA to require public disclosure of an institution's CRA rating and require the OTS to provide a written evaluation of an institution's CRA performance utilizing a rating system which identifies four levels of performance that may describe an institution's record of meeting community needs: outstanding, satisfactory, needs to improve and substantial noncompliance. The CRA also requires all institutions to make public disclosure of their CRA ratings.

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

Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1997, the qualified thrift investments of First Federal were approximately 82% of its portfolio assets.

Branching by Federal Savings Institutions. OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the IRS domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if, among other things, the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located. Furthermore, the OTS will evaluate a branching applicant's regulatory capital and record of compliance with the Community Reinvestment Act of 1977. An unsatisfactory CRA record may be the basis for denial of a branching application.

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

Federal Home Loan Bank System. First Federal is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 1997, the Association had $5.0 million in advances from the FHLB of Dallas.

As a member, First Federal is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1997, First Federal had $1.1 million in FHLB stock, which was in compliance with this requirement.

As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects.

Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of September 30, 1997, no reserves were required to be maintained on the first $4.4 million of transaction accounts, reserves of 3% were required to be maintained against the next $44.9 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.


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

Tax Year. The Company and the Association file consolidated federal income tax returns on the basis of a fiscal year ending on September 30.

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

Under the percentage of taxable income method, the bad debt deduction equals 8% of taxable income determined without regard to that deduction and with certain adjustments. The availability of the percentage of taxable income method permits a qualifying savings institution to be taxed at a lower effective federal income tax rate than that applicable to corporations in general. This resulted generally in an effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction permitted under the percentage of taxable income method, in the absence of other factors affecting taxable income, of 31.3% exclusive of any minimum tax or environmental tax (as compared to 34% for corporations generally). For tax years beginning on or after January 1, 1993, the maximum corporate tax rate was increased to 35%, which increased the maximum effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction to 32.2%. Any savings institution at least 60% of whose assets are qualifying assets, as described in the Code, will generally be eligible for the full deduction of 8% of taxable income. As of September 30, 1997, approximately 82% of the assets of First Federal were "qualifying assets" as defined in the Code.

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

In August 1996, the Small Business Job Protection Act was signed into law.
This Act repealed the percentage method of computing the bad debt deduction for tax years beginning after December 31, 1995. If certain conditions apply, the Company would have to include in income previous bad debt deductions. For federal tax purposes the conditions do not apply, and so long as the Association continues to qualify as a thrift or a bank no repayment of the tax on prior bad debt deductions will be required. Should the Association fail to qualify as a thrift or bank the tax would have to be repaid ratably over a six year period. The Association is currently in no jeopardy of failing to qualify as a thrift or bank.

First Federal used the experience method for the period ended September 30, 1997 and used the percentage method for the periods ended September 30, 1996 and 1995.

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

Net Operating Loss Carryovers. Prior to the 1997 Tax Law, a corporation could carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years, applicable to losses incurred in taxable years beginning after 1986. The 1997 Tax Law reduced the carryback period from three years to two years and increased the carryforward period from 15 years to 20 years, effective for NOLs for taxable years beginning after July 1997. At September 30, 1997, the Company and First Federal had no NOL carryforwards for federal income tax purposes.

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

First Federal's federal income tax returns for the tax years ended September 30, 1994 forward are open under the statute of limitations and are subject to review by the IRS.

State Taxation

The Association is subject to Arkansas corporation income tax which includes a graduated rate schedule with the highest rate of 6.5% of earnings in excess of $100,000.

The state of Arkansas repealed the percentage method of computing the bad debt deduction for years beginning after January 1, 1997. As a result, the Company will have to repay tax on approximately $1.5 million of bad debt deductions ratably over a six year period for state tax purposes. The Company has made provision in the amount of $89,000 for this tax in the current and prior financial statements and expects this repayment to have no further effect on income.

The Company is incorporated under Texas law and, accordingly, is subject to Texas franchise tax in an amount equal to the greater of .25% of stockholders' equity or 4.5% of net income.

Item 2. Properties.

The Association conducts its business from its executive office in Texarkana, Arkansas, and four full-service offices, all of which are located in Southwest Arkansas. The following table sets forth the net book value (including leasehold improvements and equipment) and certain other information with respect to the offices and other properties at September 30, 1997.

                               Leased/       Net Book Value      Amount of
                                Owned         of Property        Deposits
_________________________   ______________   ______________   ______________
                                                  (Dollars In Thousands)

Third & Olive Streets           Owned            $1,270          $97,544
Texarkana, Arkansas

611 East Wood Street            Owned                80           11,252
Ashdown, Arkansas

6th & S. Main                   Owned               127           13,890
Hope, Arkansas

1011 W. Collin Raye Drive       Owned               594           17,876
DeQueen, Arkansas

111 W. Shepherd                Leased(1)             --            2,645
Nashville, Arkansas

Richmond Road                   Owned(2)            311               --
Texarkana, Texas



____________________

(1)  Property is leased on a month to month basis.

(2) Future building site. Construction of a full-service branch office is scheduled for fiscal year 1998.



Item 3.  Legal Proceedings.

The Company is not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.



Item 4.  Submission of Matters to Vote of Security Holders.

None submitted during the fourth quarter of the fiscal year.

PART II.


Item 5. Market for Company's Common Equity and Related Stockholder Matters.

Shares of Texarkana First Financial Corporation's common stock are traded under the name Texarkana, symbol "FTF", on the American Stock Exchange. At September 30, 1997, the Company had approximately 436 stockholders of record.

Cash dividends declared and any additional information required herein, to the extent applicable, is incorporated by reference from pages 4 and 5 of the Company's 1997 Annual Report to Stockholders ("Annual Report").


Item 6. Selected Financial Data.

The information required herein is incorporated by reference from pages 4 and 5 of the 1997 Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required herein is incorporated by reference from pages 6 to 17 of the 1997 Annual Report.


Item 8. Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 18 to 42 of the 1997 Annual Report.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III.


Item 10. Directors and Executive Officers of the Company.

The information required herein is incorporated by reference from pages 2 and 3 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on January 27, 1998, which was filed on December 22, 1997 ("Definitive Proxy Statement").


Item 11. Executive Compensation.

The information required herein is incorporated by reference from pages 7 to 9 of the Definitive Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required herein is incorporated by reference from pages 5 and 6 of the Definitive Proxy Statement.


Item 13. Certain Relationships and Related Transactions.

The information required herein is incorporated by reference from page 10 of the Definitive Proxy Statement, and page 38 of the Annual Report, Note 18 in the Notes to the Consolidated Financial Statements

PART IV.


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Documents Filed as Part of this Report

(1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

     Report of Independent Auditors
     Consolidated Statements of Financial Condition as of September 30, 1997
       and 1996.
     Consolidated Statements of Income for the Fiscal Periods Ended September
       30, 1997, 1996 and 1995
     Consolidated Statements of Changes in Shareholders' Equity for the Fiscal
       Periods Ended September 30, 1997, 1996 and 1995.
     Consolidated Statements of Cash Flows for the Fiscal Periods ended
       September 30, 1997, 1996 and 1995.
     Notes to Consolidated Financial Statements.

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

Exhibit Index                                                               Page

 2.1  Plan of Conversion                                                     *
 3.1  Articles of Incorporation of Texarkana First Financial Corporation     *
 3.2  Bylaws of Texarkana First Financial Corporation                        *
 4.1  Stock Certificate of Texarkana First Financial Corporation             **
10.1  Employment Agreement among First Federal Savings and Loan
        Association of Texarkana, Texarkana First Financial Corporation
        and James W. McKinney                                                *
10.2  Employment Agreement among First Federal Savings and Loan
        Association of Texarkana, Texarkana First Financial Corporation
        and John E. Harrison                                                 *
10.3  1996 Key Employee Stock Compensation Program                           *
10.4  1996 Management Recognition Plan for Officers                          *
10.5  1996 Management Recognition Plan for Directors                         *
10.6  1996 Directors' Stock Option Plan                                      *
11.0  Earnings Per Share Computation                                         E-1
13.0  1997 Annual Report to Stockholders                                     ***

____________________

* Incorporated herein by reference from the Corporation's Registration Statement on Form S-1 (Registration No. 33-900834) filed by the Company with the SEC on March 31, 1995, as subsequently amended.

** Incorporated herein by reference from the Company's Form 10-K for the year ended September 30, 1995.

*** Previously filed by EDGAR on December 22, 1997



(b)  Reports on Form 8-K.

None filed during the fourth quarter of the fiscal year.

(c)  See (a)(3) above for all exhibits and the Exhibit Index.

(d) There are no other financial statements and financial statement schedules which were excluded from the 1997 Annual Report to Stockholders which are required to be included herein.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TEXARKANA FIRST FINANCIAL CORPORATION


                                       By:  /s/ James W. McKinney           .
                                            James W. McKinney
                                            Chairman of the Board
                                             and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ James W. McKinney                                       December 23, 1997
James W. McKinney
Chairman of the Board
 and Chief Executive Officer


/s/ John E. Harrison                                        December 23, 1997
John E. Harrison
President, Chief Operation Officer,
 and Director


/s/ John M. Andres                                          December 23, 1997
John M. Andres
Director


/s/ Arthur L. McElmurry                                     December 23, 1997
Arthur L. McElmurry
Director


/s/ Donald N. Morriss                                       December 23, 1997
Donald N. Morriss
Director


/s/ Josh R. Morriss, Jr.                                    December 23, 1997
Josh R. Morriss, Jr.
Director


/s/ James L. Sangalli                                       December 23, 1997
James L. Sangalli
Chief Financial Officer

                                 Exhibit 11.0

                        Earnings Per Share Computation

Form 10-K
Exhibit 11
EARNINGS PER SHARE COMPUTATION


                                                 Years Ended September 30,
                                            __________________________________
                                               1997        1996      1995 (1)
                                            __________  __________  __________

Net Income                                  $2,883,956  $2,401,180  $  733,000
                                             =========   =========   =========

Weighted average shares:
  Common shares outstanding                  1,686,598   1,832,272   1,844,928
  Common stock equivalents due to
    assumed exercise of stock options           33,472       1,514         --
                                             _________   _________   _________
      Common and common equivalent shares    1,720,070   1,833,786   1,844,928

  Additional common stock equivalents
    due to computation for full dilution        35,536      (1,292)        --
                                             _________   _________   _________
      Common shares assuming full dilution   1,755,606   1,832,494   1,844,928
                                             =========   =========   =========

Earnings per share:
  Basic                                          $1.71       $1.31       $ .40
  Primary                                         1.68        1.31         .40
  Fully diluted                                   1.64        1.31         .40

____________________

(1) For the year ended September 30, 1995, earnings per share is computed for the period beginning July 7, 1995, the date of the initial public offering.