Form 10-Q
period 1997-12-31
TEXARKANA FIRST FINANCIAL CORP
filed 1998-02-10
CIK 943355

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended  December 31, 1997


                                  OR


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to ______________


                     Commission File Number  1-13842


                  Texarkana First Financial Corporation            .
          (Exact name of registrant as specified in its charter)


            Texas                                 71-0771419      .
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification Number)


            3rd & Olive Streets
            Texarkana, Arkansas                     71854         .
(Address of principal executive office)          (Zip Code)


                            (870) 773-1103                         .
         (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 31, 1998, there were issued and outstanding 1,759,605 shares of the Registrant's Common Stock, par value $0.01 per share.

                 TEXARKANA FIRST FINANCIAL CORPORATION






                          TABLE OF CONTENTS



                                                                    Page

Part I.  Financial Information

Item 1. Consolidated Financial Statements

        Consolidated Statements of Financial Condition
        As of December 31, 1997 (unaudited) and September 30, 1997.  1

        Consolidated Statements of Income for the three months
        ended December 31, 1997 (unaudited) and 1996 (unaudited)...  2

        Consolidated Statements of Cash Flows for the three months ended December 31, 1997 (unaudited) and 1996 (unaudited)... 3

        Notes to Unaudited Consolidated Financial Statements.......  5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations........................  8



Part II. Other Information

Item 1.Legal Proceedings........................................... 11

Item 2.Changes in Securities....................................... 11

Item 3.Defaults Upon Senior Securities............................. 11

Item 4.Submission of Matters to a Vote of Security Holders......... 11

Item 5.Other Information........................................... 11

Item 6.Exhibits and Reports on Form 8-K............................ 11

       Signatures.................................................. 12

                 TEXARKANA FIRST FINANCIAL CORPORATION
                            AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (In Thousands)

                                                Unaudited
                                               December 31, September 30
                                                   1997          1997
ASSETS
Cash and cash equivalents
  Cash & due from banks......................... $  2,188      $  1,147
  Interest bearing deposits in other banks......    1,697         3,331
  Federal funds sold............................    2,875         1,575
                                                 ________      ________
    Total cash and cash equivalents.............    6,760         6,053
Investment securities available-for-sale........   19,700        18,767
Mortgage-backed securities held-to-maturity.....    1,222         1,293
Federal Home Loan Bank stock....................    1,133         1,116
Loans receivable, net of unearned income........  148,224       148,471
Allowance for loan losses.......................   (1,124)       (1,124)
Accrued interest receivable.....................    1,257         1,176
Foreclosed real estate, net.....................      133           127
Premises and equipment, net.....................    2,455         2,382
Other assets....................................      499           449
                                                 ________      ________
  Total assets.................................. $180,259      $178,710
                                                 ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits........................................ $143,828      $143,207
Advances from borrowers for taxes & insurance...      922         1,920
Borrowed funds..................................    6,472         4,989
Accrued federal income tax......................      687           302
Accrued state income tax........................      278           216
Accrued expenses and other liabilities..........      756           696
                                                 ________      ________
  Total liabilities.............................  152,943       151,330
                                                 ________      ________

Commitments and contingencies...................       --            --
                                                 ________      ________

Common stock, $0.01 par value;
  15,000,000 shares authorized;
  1,983,750 shares issued.......................       20            20
Additional paid-in capital......................   13,538        13,485
Common stock acquired by stock benefit plans....   (2,164)       (2,208)
Treasury stock, at cost, 223,945 shares and
  196,745 shares September 30, 1997.............   (3,802)       (3,103)
Retained earnings-substantially restricted......   19,632        19,105
Net unrealized gain (loss) on investment
  securities available for sale, net of tax.....       92            81
                                                 ________      ________
    Total stockholders' equity..................   27,316        27,380
                                                 ________      ________
    Total liabilities and stockholders' equity.. $180,259      $178,710
                                                 ========      ========


The accompanying notes are an integral part of this statement.

                 TEXARKANA FIRST FINANCIAL CORPORATION
                            AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands, Except Per Share Data)
                             (Unaudited)
                                                      Three Months Ended
                                                         December 31,
                                                       1997       1996
Interest income:
   Loans:
      First mortgage loans.......................... $ 2,834    $ 2,604
      Consumer and other loans......................     330        287
   Investments - taxable............................     301        314
   Mortgage-backed and related securities...........     129         28
                                                     _______    _______
      Total interest income.........................   3,594      3,233
                                                     _______    _______
Interest expense:
   Deposits.........................................   1,837      1,694
   Borrowed funds...................................      86          6
                                                     _______    _______
      Total interest expense........................   1,923      1,700
                                                     _______    _______
      Net interest income...........................   1,671      1,533
   Provision for loan losses........................      --         --
                                                     _______    _______
      Net interest income after provision...........   1,671      1,533
                                                     _______    _______
Noninterest income:
   Gain on sale of repossessed assets, net..........       2         --
   Loan origination and commitment fees.............      86         68
   Investment securities gain (loss), net...........      --         --
   Other............................................     168        106
                                                     _______    _______
      Total noninterest income......................     256        174
                                                     _______    _______
Noninterest expense:
   Compensation and benefits........................     511        475
   Occupancy and equipment..........................      54         42
   SAIF deposit insurance premium...................      22         74
   Provision and loss on foreclosed  real estate....      --         --
   Other............................................     144        134
                                                     _______    _______
      Total noninterest expense.....................     731        725
                                                     _______    _______
Income before income taxes..........................   1,196        982
Income tax expense..................................     440        363
                                                     _______    _______
Net income.......................................... $   756    $   619
                                                     =======    =======

   Earnings per common share - basic................ $ 0.459    $ 0.359
   Earnings per common share - fully diluted........ $ 0.439    $ 0.355

   Weighted average shares - basic................ 1,646,292  1,724,150
   Weighted average shares - fully diluted........ 1,721,608  1,742,675

   Dividends per common share...................... $ 0.1400   $ 0.1125

The accompanying notes are an integral part of this statement.

                 TEXARKANA FIRST FINANCIAL CORPORATION
                            AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands)
                             (Unaudited)

                                                      Three Months Ended
                                                          December 31,
                                                          1997    1996
Cash Flows From Operating Activities:
  Interest and dividends received..................... $ 3,495  $ 3,308
  Miscellaneous income received.......................     256      174
  Interest paid.......................................    (719)    (539)
  Cash paid to suppliers and employees................    (527)  (1,217)
  Cash from loans sold................................   2,877      821
  Cash paid for loans originated to sell..............  (2,160)    (821)
  Income taxes paid...................................       8       (1)
                                                       ________ ________
    Net Cash Provided By Operating Activities.........   3,230    1,725
                                                       ________ ________

Cash Flows From Investing Activities:
  Proceeds from call and maturity of
    investment securities.............................   4,376    1,500
  Proceeds from sale of securities
    available for sale................................     - -    2,420
  Purchases of investment securities
    available for sale................................  (2,750)  (1,500)
  Purchases of mortgage-backed securities.............  (2,841)     - -
  Principal collected on mortgage-backed securities...     347       96
  Purchase of fixed assets............................     (98)    (196)
  Net (increase) in loans.............................    (567)    (311)
  Cash paid for REO held for resale...................      (3)     - -
  Proceeds from sale of REO and other REO recoveries..      72       13
                                                       ________ ________
    Net Cash Provided (Used) By Investing Activities..  (1,464)   2,022
                                                       ________ ________

Cash Flows From Financing Activities:
  Net increase (decrease) in savings,
    demand deposits, and certificates of deposit......    (600)   1,054
  Net increase (decrease) in escrow funds.............    (999)  (1,112)
  Net increase (decrease) in funds borrowed...........   1,483   (2,815)
  Purchase of treasury stock..........................    (701)    (708)
  Stock options exercised.............................       8      - -
  Cash dividends paid on common stock.................    (250)    (212)
                                                       ________ ________
    Net Cash (Used) By Financing Activities...........  (1,059)  (3,793)
                                                       ________ ________

    Net Increase(Decrease) In Cash and Cash Equivalents    707      (46)
                                                       ________ ________
Cash and Cash Equivalents, beginning of period........   6,053    8,860
                                                       ________ ________
Cash and Cash Equivalents, end of period.............. $ 6,760  $ 8,814
                                                       ======== ========



The accompanying notes are an integral part of this statement.

                 TEXARKANA FIRST FINANCIAL CORPORATION


            SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS

                                                      Three Months Ended
                                                          December 31,
                                                          1997    1996

Reconciliation of net income to cash provided
    by operating activities:
Net income............................................ $   756  $   619
                                                       ________ ________
Adjustments to reconcile net income to cash provided
    by operating activities:
  Depreciation........................................      26       23
  Amortization of discounts and premiums..............       6      (23)
  Amortization of deferred loan fees..................      (5)      (3)
  Amortization of common stock acquired
    by benefit plans..................................     150      145
  (Gain) loss on sales of real estate owned...........      (2)     - -
  Interest expense credited to saving accounts........   1,221    1,108
  Dividend and interest income added to investments...     (29)     (29)
  Loan fees deferred..................................      11        6
Changes in assets and liabilities:
  (Increase) decrease in interest receivable..........     (82)     123
  Increase (decrease) in accrued interest payable.....     (17)      53
  Increase (decrease) in income tax payable...........     448      362
  Net increase (decrease) in other
    receivables and payables..........................     747     (659)
                                                       ________ ________
    Total adjustments.................................   2,474    1,106
                                                       ________ ________

Net cash provided by operations....................... $ 3,230  $ 1,725
                                                       ======== ========

Supplemental schedule of noncash investing
  and financing activities:
    FHLB stock dividends not redeemed................. $    17  $    16
    Acquisition of real estate in settlement of loans.      70      - -
    Loans made to finance sale of REO.................      76      - -
    Additional common stock acquired by ESOP
      with cash from ESOP fund........................     - -      395
    Net unrealized gain (loss) on investment
      securities available for sale...................      20       82

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

The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results to be expected for the year ending September 30, 1998. Although net income was consistent for the first three months, earnings for the full fiscal year will be impacted by the repurchase of Company stock and various economic conditions. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1997, contained in the Company's annual report to stockholders.


Earnings Per Share

Basic earnings per share is computed on the basis of the weighted-average number of shares of common stock outstanding. Stock options outstanding are included in the calculation of fully diluted earnings per share. Shares acquired by the ESOP are accounted for in accordance with Statement of Position 93-6 and are not included in the weighted-average shares outstanding until the shares are committed to be released for allocation to ESOP participants.

Borrowed Funds

Borrowed funds consist primarily of short-term, fixed rate advances from the Federal Home Loan Bank ("FHLB"). At December 31, 1997, the balance was $6.5 million, at 5.61% maturing January 5, 1998. At September 30, 1997, the balance was $5.0 million, at 5.54% maturing October 24, 1997.

Recent Legislation

The deposits of the Association are currently insured by the Savings Association Insurance Fund ("SAIF"). The previously underfunded status of the SAIF resulted in the introduction of federal legislation intended to, among other things, recapitalize the SAIF and address the resulting premium disparity between the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits. In September 1996, the Omnibus Appropriations Act was signed into law. This legislation authorized a one time charge of SAIF-insured institutions in the amount of .657 dollars for every one hundred dollars of assessable deposits. Additional provisions of the Act include new BIF and SAIF premiums and the merger of BIF and SAIF. The new BIF and SAIF premiums will include a premium for repayment of the Financing Corporation ("FICO") bonds plus any regular insurance assessment, currently nothing for the lowest risk category institutions. Until full pro-rata FICO sharing is in effect, the FICO premiums for BIF and SAIF will be 1.3 and 6.4 basis points, respectively, beginning January 1, 1997. Full pro-rata FICO sharing is to begin no later than January 1, 2000. BIF and SAIF are to be merged on January 1, 1999, provided the bank and savings association charters are merged by that date.


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

                 TEXARKANA FIRST FINANCIAL CORPORATION


                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Financial Condition

At December 31, 1997, the Company's assets amounted to $180.3 million as compared to $178.7 million at September 30, 1997. The $1.5 million (.9%) increase was primarily due to increases of $.9 million (4.2%) in investments and $.7 million (11.7%) in cash and cash equivalents, partially offset by a decrease of $.2 million (.2%) in loans, net of unearned income. Liabilities increased $1.6 million (1.1%) to $152.9 million at December 31, 1997 compared to $151.3 million at September 30, 1997 primarily due to increases of $1.5 million (29.7%) in borrowed funds and $.6 million (.4%) in deposits, partially offset by a $1.0 million (52.0%) decrease in borrowers' escrow balances (property tax payments are made in the first two quarters of the fiscal year).

The increase in investments and the increase in borrowed funds was the result of using short-term advances from the FHLB to purchase GNMA adjustable rate mortgage-backed securities. The decrease in loans, net of unearned income, was the result of $2.9 million of loans sold during the quarter ended December 31, 1997.

Stockholders' equity amounted to $27.3 million (15.2% of total assets) at December 31, 1997 compared to $27.4 million (15.3% of total assets) at September 30, 1997. The retained earnings balance reflects the $756,000 net income from operations, less the $229,000 in dividends declared. The treasury stock balance reflects the net increase of 27,200 shares of common stock.

Asset quality remains strong with a ratio of nonperforming assets to total assets of .17% and .23% as of December 31, 1997 and September 30, 1997, respectively, and a ratio of nonperforming loans and debt restructurings to total loans of .11% and .19%, respectively.



Comparison of Results of Operations for the Three Month Periods Ended December 31, 1997 and 1996


General. For the three months ended December 31, 1997, net income was $756,000 compared to $619,000 for the same period ended December 31, 1996. The increase of $137,000 (22.1%) in net income was due to an increase of $138,000 in net interest income and a decrease of $76,000 in net noninterest expense, which were partially offset by an increase of $77,000 in income tax expense.

For the three months ended December 31, 1997 and December 31, 1996, return on average assets (ROA) was 1.67% and 1.50%, respectively, return on average equity (ROE) was 10.88% and 9.30%, respectively, and the operating efficiency ratio was 37.9% and 42.5%, respectively.

Net Interest Income. For the three months ended December 31, 1997, net interest income increased $138,000 (9.0%) compared to the same period in 1996. The increase was due to an increase of $361,000 (11.2%) in interest income, partially offset by an increase of $223,000 (13.1%) in interest expense. For the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997, the net interest margin was 3.78% and 3.79%, respectively, and the net interest spread was 2.99% and 2.99%, respectively.


Interest Income. For the three months ended December 31, 1997, interest income increased $361,000 (11.2%) compared to the same period in 1996. The increase was the result of higher average balances and rates.
Average earning assets increased to $175.6 million from $160.3 million and the average yield increased to 8.12% from 8.00%.


Interest Expense. For the three months ended December 31, 1997, interest expense increased $223,000 (13.1%) compared to the same period in 1996. The increase was the result of higher average balances and rates. Average interest bearing liabilities increased to $148.6 million from $134.5 million and the average rate increased to 5.13% from 5.01%


Provision for Loan Losses. No provisions were made for loan losses during the three months ended December 31, 1997. No provision for loan losses has been recorded for the last eleven successive quarters due to the consistently favorable ratio of nonperforming loans to total loans of .11% at December 31, 1997, .19% at September 30, 1997 and .15% at September 30, 1996.

At December 31, 1997 and September 30, 1997, the balance of the allowance for loan losses was $1.1 million and $1.1 million, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 681.21% and 401.43%, respectively. Management believes that the current allowance for loan losses is adequate based upon prior loss experience, the volume and type of lending conducted by the Association, industry standards, past due loans and the current economic conditions in the market area.


Noninterest Income. For the three months ended December 31, 1997, noninterest income increased $82,000 (47.1%) compared to the same period in 1996. The increase was primarily due to increases of $66,000 in net gain on sale of loans and $18,000 in loan origination fees. The increases were the result of increases in the number and amount of mortgage loans originated and sold.


Noninterest Expense. For the three months ended December 31, 1997, noninterest expense increased $6,000 (.8%) compared to the same period in 1996. The increase was primarily due to increases of $36,000 in compensation and benefits, $12,000 in occupancy and equipment and $10,000 in other expense, all of which were partially offset by a decrease of $52,000 in SAIF deposit insurance premiums.

Liquidity and Capital Resources

The Company's assets consist primarily of cash and cash equivalents and the shares of the Association's common stock. The Company has no significant liabilities. The Association's deposit retention and growth has remained steady. With a ratio of loans to deposits of 103.1% at December 31, 1997 and 103.7% at September 30, 1997, liquidity remains adequate for current operating needs. At December 31, 1997, the Association's liquidity ratio was 10.8% compared to the required regulatory minimum of 4.0%.

The Company's and the Association's regulatory capital remains well in excess of all applicable regulatory requirements. At December 31, 1997, the Company's tangible, core and risk-based capital ratios were 15.11%, 15.11% and 25.68%, respectively, and the Association's tangible, core and risk-based capital ratios were 15.12%, 15.12% and 25.65%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

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


Item 2.  Changes in Securities
       None.


Item 3.  Defaults Upon Senior Securities
       None.


Item 4.  Submission of Matters to a Vote of Security Holders
       The Annual Meeting of Stockholders of the Company was held on January 27, 1998. The Information required herein is incorporated by reference from the Notice of Annual Meeting of Stockholders and Proxy Statement dated and filed December 22, 1997. Stockholders elected all directors which were proposed for nomination and ratified the appointment of Wilf & Henderson, P.C. as the Company's independent auditors. Voting results are contained in the Report of Inspector of Election for the Annual Meeting of Stockholders (Exhibit 99).


Item 5.  Other Information
       On August 1, 1997, the Company announced a plan to repurchase up to 89,515 shares (5%) of the Company's outstanding common stock and 31,300 shares have been repurchased as of January 27, 1998. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

       On December 23, 1997, the Company declared a quarterly dividend in the amount of $.14 per share, payable January 23, 1998 to stockholders of record on January 9, 1998.


Item 6.  Exhibits and Reports on Form 8-K
       Exhibit 11 - Earnings Per Share Computation
       Exhibit 99 - Report of Inspector of Election
       No reports on Form 8-K were filed during the period.

                 TEXARKANA FIRST FINANCIAL CORPORATION




                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   TEXARKANA FIRST FINANCIAL CORPORATION





                                               /s/ James W. McKinney
Date:  February 09, 1998                  By:  _____________________
                                               James W. McKinney
                                               Chairman and CEO





                                               /s/ James L. Sangalli
Date:  February 09, 1998                  By:  _____________________
                                               James L. Sangalli
                                               Chief Financial Officer

Form 10-Q
Exhibit 11
                    EARNINGS PER SHARE COMPUTATION








                                              Three Months Ended
                                                 December 31,
                                            ______________________
                                               1997        1996
                                            __________  __________

Net Income                                  $  756,271  $  618,805
                                             =========   =========


Weighted average shares:
  Common shares outstanding                  1,646,292   1,724,150
  Common stock equivalents due to
    assumed exercise of stock options           75,316      18,525
                                             _________   _________
      Common and common equivalent shares    1,721,608   1,742,675
                                             =========   =========



Earnings per common share - Basic                $.459       $.359
Earnings per common share - Fully diluted         .439        .355




























                                     E 1

Form 10-Q
Exhibit 99
                    REPORT OF INSPECTOR OF ELECTION


I,   Larry H. Henderson, CPA   , the duly appointed representative of
Texarkana First Financial Corporation , the Inspector of Election of Texarkana First Financial Corporation (the "Company"), do hereby certify as follows:

That an Annual Meeting of Stockholders of the Company was held at the main office of First Federal Savings and Loan Association located at Third and Olive Streets, Texarkana, Arkansas 71854 on Tuesday, January 27, 1998 at 3:00 p.m., Central Time, pursuant to due notice.

That before entering into the discharge of my duty, I was sworn, and the oath so taken by me is hereto attached.

That I inspected the signed proxies used at the Annual Meeting and found the same to be in proper form.

That there were 1,759,805 shares of common stock of the Company which could be voted at the Annual Meeting, and that 1,599,285 shares were represented at such meeting by the holders thereof or by proxy, which constituted a quorum.

1. That I did receive the votes of the stockholders by ballot and by proxy with respect to the election of directors of the Company, as set forth below:

                                   FOR       WITHHOLD      NOT VOTED
     a.  Josh R. Morriss, Jr.   1,594,996      4,289        160,520
     b.  John E. Harrison       1,594,875      4,410        160,520

That each of the nominees received a plurity of the total votes eligible to be cast at the Annual Meeting and that each of the nominees has been elected as a director by the stockholders of the Company.

2. That I did receive the votes of the stockholders by ballot and by proxy to ratify the appointment of Wilf & Henderson, P.C. as the Company's independent auditors for the fiscal year ending September 30, 1998, as set forth below:

                              FOR       AGAINST    ABSTAIN    NOT VOTED
                           1,590,735     1,300      7,250      160,520

That said proposal received a majority of the total votes eligible to be cast at the Annual Meeting and that this matter has been adopted by the stockholders of the Company.

IN WITNESS WHEREOF, I have made this certificate and have hereunto set my hand this 27th day of January, 1998.


                                         /s/ Larry H. Henderson
                                     By:_______________________
                                        Larry H. Henderson, CPA
                                        INSPECTOR OF ELECTION


                                     E 2