Form 10-Q
period 1998-03-31
TEXARKANA FIRST FINANCIAL CORP
filed 1998-05-05
CIK 943355

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended  March 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 1998, there were issued and outstanding 1,758,692 shares of the Registrant's Common Stock, par value $0.01 per share.

                  TEXARKANA FIRST FINANCIAL CORPORATION




                             TABLE OF CONTENTS




                                                                    Page

Part I.  Financial Information

Item 1.  Consolidated Financial Statements:

         Consolidated Statements of Financial Condition
         As of March 31, 1998 (unaudited) and September 30, 1997      1

         Consolidated Statements of Income for the three and six
         months ended March 31, 1998 and 1997 (unaudited)             2

         Consolidated Statements of Cash Flows for the six months
         ended March 31, 1998 and 1997 (unaudited)                    3

         Notes to Unaudited Consolidated Financial Statements         5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          8



Part II. Other Information

Item 1.  Legal Proceedings                                           12
Item 2.  Changes in Securities                                       12
Item 3.  Defaults Upon Senior Securities                             12
Item 4.  Submission of Matters to a Vote of Security Holders         12
Item 5.  Other Information                                           12
Item 6.  Exhibits and Reports on Form 8-K                            12
         Signatures                                                  13

                    TEXARKANA FIRST FINANCIAL CORPORATION
                               AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               (In Thousands)

                                                Unaudited
                                                March 31,   September 30
                                                   1998           1997
ASSETS
Cash and cash equivalents
  Cash & due from banks........................ $  1,473       $  1,147
  Interest bearing deposits in other banks.....    3,474          3,331
  Federal funds sold...........................    4,025          1,575
                                                ________       ________
    Total cash and cash equivalents............    8,972          6,053
Investment securities available-for-sale.......   22,403         18,767
Mortgage-backed securities held-to-maturity....    1,124          1,293
Federal Home Loan Bank stock...................    1,150          1,116
Loans receivable, net of unearned income.......  148,034        148,471
Allowance for loan losses......................   (1,123)        (1,124)
Accrued interest receivable....................    1,196          1,176
Foreclosed real estate, net....................      145            127
Premises and equipment, net....................    2,432          2,382
Other assets...................................      443            449
                                                ________       ________
    Total assets............................... $184,776       $178,710
                                                ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits....................................... $148,377       $143,207
Advances from borrowers for taxes & insurance..    1,127          1,920
Borrowed funds.................................    6,022          4,989
Accrued federal income tax.....................      389            302
Accrued state income tax.......................      180            216
Accrued expenses and other liabilities.........      551            696
                                                ________       ________
    Total liabilities..........................  156,646        151,330
                                                ________       ________
Commitments and contingencies..................      - -            - -
                                                ________       ________
Common stock, $0.01 par value;
  15,000,000 shares authorized;
  1,983,750 shares issued .....................       20             20
Additional paid-in capital.....................   13,596         13,485
Common stock acquired by stock benefit plans...   (1,934)        (2,208)
Treasury stock, at cost, 225,058 shares and
  196,745 shares September 30, 1997............   (3,831)        (3,103)
Retained earnings-substantially restricted.....   20,201         19,105
Net unrealized gain (loss) on investment
  securities available for sale, net of tax....       78             81
                                                ________       ________
    Total stockholders' equity.................   28,130         27,380
                                                ________       ________
    Total liabilities and stockholders' equity. $184,776       $178,710
                                                ========       ========

The accompanying notes are an integral part of this statement.

                    TEXARKANA FIRST FINANCIAL CORPORATION
                              AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Data)
                               (Unaudited)

                                             Three Months     Six Months
                                                Ended           Ended
                                               March 31,       March 31,
                                              1998   1997    1998   1997
Interest Income
  Loans
    First mortgage loans................... $2,838 $2,646  $5,672 $5,250
    Consumer and other loans...............    335    291     665    578
  Investment securities....................    322    320     623    634
  Mortgage-backed and related securities...    146     26     275     54
                                            ______ ______  ______ ______
    Total Interest Income..................  3,641  3,283   7,235  6,516
                                            ______ ______  ______ ______
Interest Expense
  Deposits.................................  1,841  1,686   3,678  3,380
  Borrowed funds...........................     89      1     175      7
                                            ______ ______  ______ ______
    Total Interest Expense.................  1,930  1,687   3,853  3,387
                                            ______ ______  ______ ______
    Net Interest Income....................  1,711  1,596   3,382  3,129
  Provision for loan losses................    - -    - -     - -    - -
                                            ______ ______  ______ ______
    Net Interest Income After Provision....  1,711  1,596   3,382  3,129
                                            ______ ______  ______ ______
Noninterest Income
  Gain on sale of repossessed assets, net..      3    - -       5    - -
  Loan origination and commitment fees.....    106     60     192    128
  Investment securities gains (losses), net    - -    - -     - -    - -
  Other....................................    216    103     384    209
                                            ______ ______  ______ ______
    Total Noninterest Income...............    325    163     581    337
                                            ______ ______  ______ ______
Noninterest Expense
  Compensation and benefits................    535    433   1,046    908
  Occupancy and equipment..................     51     42     105     84
  SAIF deposit insurance premium...........     23      5      45     79
  Provision & loss on foreclosed real estate   - -    - -     - -    - -
  Other....................................    142    146     286    280
                                            ______ ______  ______ ______
    Total Noninterest Expense..............    751    626   1,482  1,351
                                            ______ ______  ______ ______
Income Before Income Taxes.................  1,285  1,133   2,481  2,115
Income tax expense.........................    477    421     917    784
                                            ______ ______  ______ ______
Net Income................................. $  808 $  712  $1,564 $1,331
                                            ====== ======  ====== ======
Earnings Per Share - basic................. $ 0.49 $ 0.42  $ 0.95 $ 0.78
Earnings Per Share - diluted............... $ 0.47 $ 0.42  $ 0.91 $ 0.77

Weighted average shares - basic............  1,634  1,691   1,640  1,708
Weighted average shares - diluted..........  1,719  1,718   1,725  1,734

Dividends per share........................ $.1400 $.1125  $.2800 $.2250

The accompanying notes are an integral part of this statement.

                    TEXARKANA FIRST FINANCIAL CORPORATION
                              AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                                (Unaudited)

                                                        Six Months Ended
                                                            March 31,
                                                         1998     1997
Cash Flows From Operating Activities:
  Interest and dividends received.................... $ 7,177  $ 6,522
  Miscellaneous income received......................     576      337
  Interest paid......................................  (1,385)  (1,043)
  Cash paid to suppliers and employees...............  (1,230)  (1,840)
  Cash from loans sold...............................   7,890    1,173
  Cash paid for loans originated to sell.............  (5,165)  (1,051)
  Income taxes paid..................................    (866)    (237)
                                                      _______  _______
    Net Cash Provided By Operating Activities........   6,997    3,861
                                                      _______  _______

Cash Flows From Investing Activities:
  Proceeds from call and maturity of securities......   8,605    1,500
  Proceeds from sale of securities available for sale     - -    2,420
  Purchases of securities available for sale......... (10,146)  (2,500)
  Purchases of mortgage-backed securities............  (2,841)     - -
  Principal collected on mortgage-backed securities..     899      126
  Purchase of fixed assets...........................    (102)    (322)
  Net (increase) in loans............................  (2,229)  (3,792)
  Cash paid for REO held for resale..................     (17)      (8)
  Proceeds from sale of REO and other REO recoveries.      64       14
                                                      _______  _______
    Net Cash (Used) By Investing Activities..........  (5,767)  (2,562)
                                                      _______  _______

Cash Flows From Financing Activities:
  Net increase (decrease) in savings,
    demand deposits, and certificates of deposit.....   2,668    3,415
  Net increase (decrease) in escrow funds............    (793)    (853)
  Net increase (decrease) in funds borrowed..........   1,033   (2,815)
  Purchase of treasury stock.........................    (730)    (734)
  Stock options exercised............................       8      - -
  Purchase of common stock for employee benefit plans     - -       (9)
  Cash dividends paid on common stock................    (497)    (418)
                                                      _______  _______
    Net Cash Provided(Used) By Financing Activities..   1,689   (1,414)
                                                      _______  _______

    Net increase(Decrease) In Cash & Cash Equivalents   2,919     (115)
Cash and Cash Equivalents, beginning of period.......   6,053    8,860
                                                      _______  _______
Cash and Cash Equivalents, end of period............. $ 8,972  $ 8,745
                                                      =======  =======

The accompanying notes are an integral part of this statement.

                    TEXARKANA FIRST FINANCIAL CORPORATION


SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS


                                                        Six Months Ended
                                                            March 31,
                                                         1998     1997

Reconciliation of net income to cash provided
      by operating activities:
Net income........................................... $ 1,564  $ 1,331
                                                      _______  _______
Adjustments to reconcile net income to cash provided
      by operating activities:
  Depreciation.......................................      52       40
  Amortization of discounts and premiums.............      15      (23)
  Amortization of deferred loan fees.................     (20)      (6)
  Amortization of stock acquired by benefit plans....     300      260
  Interest expense credited to saving accounts.......   2,502    2,249
  Dividend and interest income added to investments..     (58)     (53)
  Loan fees deferred.................................      22       13
Changes in assets and liabilities:
  (Increase) decrease in interest receivable.........     (20)      76
  Increase (decrease) in accrued interest payable....     (34)      95
  Increase (decrease) in income tax payable..........      51      554
  Increase (decrease) in other receivables & payables   2,623     (675)
                                                      _______  _______
    Total adjustments................................   5,433    2,530
                                                      _______  _______
Net cash provided by operations...................... $ 6,997  $ 3,861
                                                      =======  =======






Supplemental schedule of noncash investing
  and financing activities:
    FHLB stock dividends not redeemed................ $    34  $    31
    Acquisition of real estate in settlement of loans      70      157
    Loans made to finance sale of REO................      76      - -
    Net unrealized gain (loss) on investment
      securities available for sale..................       4       24

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

The results of operations for the three and six months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending September 30, 1998. Although net income was consistent for the first two quarters, earnings for the full fiscal year will be impacted by the repurchase of Company stock and various economic conditions. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1997, contained in the Company's annual report to stockholders.


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


Borrowed Funds

Borrowed funds consist primarily of short-term, fixed rate advances from the Federal Home Loan Bank ("FHLB"). At March 31, 1998, the balance was $6.0 million, at 5.55% maturing April 27, 1998. At September 30, 1997, the balance was $5.0 million, at 5.54% maturing October 24, 1997.

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

Year 2000 - Millennium

Computer systems which are unable to recognize the year 2000 could fail or create erroneous results by or at the year 2000 if the problem is not corrected. Many existing computer programs use only two digits to identify a year in the date field. Such programs, designed and developed without considering the impact of a change in the century, are unable to distinguish the year 2000 from the year 1900. The year 2000 issue affects virtually all companies and organizations. Many companies must undertake major projects to address the issue. Each company's potential costs and uncertainties depend on a number of factors, including its software and hardware and the nature of its industry.
Like most financial service providers, the Company could be significantly affected by software and hardware both within the Company and with other companies with whom it electronically or operationally interfaces, including other financial service organizations, vendors providing data processing services, other suppliers, customers, creditors and borrowers.

Management is aware of the potential problems and the costs required to prevent material adverse consequences. Management has adopted a Year 2000 Plan, approved by the Board of Directors, and has appointed a committee to implement the plan. The committee has assessed the Company's exposure; scheduled necessary inhouse hardware and software upgrades and replacements; initiated formal communications with all major outside vendors, suppliers, creditors and borrowers; scheduled testing of all operating systems; and provided for a contingency plan for all critical systems. The Company believes that its Year 2000 Plan will prevent any material adverse impact on the operations of the Company and its subsidiary.

Implementation of the Year 2000 Plan involves direct and indirect costs to the Company. Direct costs include hardware and software upgrades and replacements, potential charges by third party software vendors, and resulting costs if the contingency plan for critical systems must be implemented. Indirect costs principally consist of existing employee time related to implementation of the Year 2000 Plan. Both direct and indirect costs will be charged to earnings as incurred. Such costs have not been material to date and based on estimated costs within the Year 2000 Plan, management does not expect such costs to have a material impact on the Company's financial condition or results of operations.

                  TEXARKANA FIRST FINANCIAL CORPORATION



                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Financial Condition

At March 31, 1998, the Company's assets amounted to $184.8 million as compared to $178.7 million at September 30, 1997. The $6.1 million (3.4%) increase was primarily due to increases of $3.5 million (16.5%) in investments and $2.9 million (48.2%) in cash and cash equivalents, partially offset by a decrease of $.4 million (.3%) in loans, net of unearned income. Liabilities increased $5.3 million (3.5%) to $156.6 million at March 31, 1998 compared to $151.3 million at September 30, 1997 primarily due to increases of $5.2 million (3.6%) in deposits and $1.0 million (20.7%) in borrowed funds, partially offset by a $.8 million (41.3%) decrease in borrowers' escrow balances (property tax payments are made in the first two quarters of the fiscal year).

The increase in investments and the increase in borrowed funds was the result of using short-term advances from the FHLB to purchase GNMA adjustable rate mortgage-backed securities. The decrease in loans, net of unearned income, was the result of $7.9 million of loans sold during the six-month period ended March 31, 1998.

Stockholders' equity amounted to $28.1 million (15.2% of total assets) at March 31, 1998 compared to $27.4 million (15.3% of total assets) at September 30, 1997. The retained earnings balance reflects the $1,564,000 net income from operations, less the $457,000 in dividends declared. The treasury stock balance reflects the net increase of 28,313 shares of common stock.

Asset quality remains strong with a ratio of nonperforming assets to total assets of .23% and .23% as of March 31, 1998 and September 30, 1997, respectively, and a ratio of nonperforming loans and debt restructurings to total loans of .19% and .19%, respectively.

Comparison of Results of Operations for the Three Month and Six Month Periods Ended March 31, 1998 and 1997

General.

For the three months ended March 31, 1998, net income was $808,000 compared to $712,000 for the same period ended March 31, 1997. The increase of $96,000 (13.5%) in net income was due to an increase of $115,000 in net interest income and a decrease of $37,000 in net noninterest expense, which were partially offset by an increase of $56,000 in income tax expense.

For the three months ended March 31, 1998 and March 31, 1997, return on average assets (ROA) was 1.78% and 1.74%, respectively, return on average equity (ROE) was 11.78% and 10.82%, respectively, and the operating efficiency ratio was 36.9% and 35.6%, respectively.

For the six months ended March 31, 1998, net income was $1,564,000 compared to $1,331,000 for the same period ended March 31, 1997. The increase of $233,000 (17.5%) in net income was due to an increase of $253,000 in net interest income and a decrease of $113,000 in net noninterest expense, which were partially offset by an increase of $133,000 in income tax expense.

For the six months ended March 31, 1998 and March 31, 1997, return on average assets (ROA) was 1.72% and 1.62%, respectively, return on average equity (ROE) was 11.32% and 10.06%, respectively, and the operating efficiency ratio was 37.4% and 39.0%, respectively.


Net Interest Income.

For the three months ended March 31, 1998, net interest income increased $115,000 (7.2%) compared to the same period in 1997. The increase was due to an increase of $358,000 (10.9%) in interest income, partially offset by an increase of $243,000 (14.4%) in interest expense. For the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997, the net interest margin was 3.87% and 3.98%, respectively, and the net interest spread was 3.07% and 3.20%, respectively.

For the six months ended March 31, 1998, net interest income increased $253,000 (8.1%) compared to the same period in 1997. The increase was due to an increase of $719,000 (11.0%) in interest income, partially offset by an increase of $466,000 (13.8%) in interest expense. For the six month period of fiscal 1998 compared to the same period of fiscal 1997, the net interest margin was 3.82% and 3.89%, respectively, and the net interest spread was 3.03% and 3.09%, respectively.


Interest Income.

For the three months ended March 31, 1998, interest income increased $358,000 (10.9%) compared to the same period in 1997. The increase was the result of higher average balances and rates. Average earning assets increased to $179.4 million from $162.5 million and the average yield increased to 8.23% from 8.19%.

For the six months ended March 31, 1998, interest income increased $719,000 (11.0%) compared to the same period in 1997. The increase was the result of higher average balances and rates. Average earning assets increased to $177.5 million from $161.4 million and the average yield increased to 8.17% from 8.10%.


Interest Expense.

For the three months ended March 31, 1998, interest expense increased $243,000 (14.4%) compared to the same period in 1997. The increase was the result of higher average balances and rates. Average interest bearing liabilities increased to $151.8 million from $137.0 million and the average rate increased to 5.16% from 4.99%.

For the six months ended March 31, 1998, interest expense increased $466,000 (13.8%) compared to the same period in 1997. The increase was the result of higher average balances and rates. Average interest bearing liabilities increased to $150.2 million from $135.8 million and the average rate increased to 5.15% from 5.00%.


Provision for Loan Losses.

No provisions were made for loan losses during the three months ended March 31, 1998. No provision for loan losses has been recorded for the last twelve successive quarters due to the consistently favorable ratio of nonperforming loans to total loans of .19% at March 31, 1998, .19% at September 30, 1997 and .15% at September 30, 1996.

At March 31, 1998 and September 30, 1997, the balance of the allowance for loan losses was $1.1 million and $1.1 million, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 408.36% and 401.43%, respectively. Management believes that the current allowance for loan losses is adequate based upon prior loss experience, the volume and type of lending conducted by the Association, industry standards, past due loans and the current economic conditions in the market area.


Noninterest Income.

For the three months ended March 31, 1998, noninterest income increased $162,000 (99.4%) compared to the same period in 1997. The increase was primarily due to increases of $87,000 in net gain on sale of loans and $46,000 in loan origination fees. The increases were the result of increases in the number and amount of mortgage loans originated and sold.

For the six months ended March 31, 1998, noninterest income increased $244,000 (72.4%) compared to the same period in 1997. The increase was primarily due to increases of $153,000 in net gain on sale of loans and $64,000 in loan origination fees. The increases were the result of increases in the number and amount of mortgage loans originated and sold.

Noninterest Expense.

For the three months ended March 31, 1998, noninterest expense increased $125,000 (20.0%) compared to the same period in 1997. The increase was primarily due to increases of $102,000 in compensation and benefits, $9,000 in occupancy and equipment and $18,000 in SAIF deposit insurance premiums, all of which were partially offset by a decrease of $4,000 in other expense.

For the six months ended March 31, 1998, noninterest expense increased $131,000 (9.7%) compared to the same period in 1997. The increase was primarily due to increases of $138,000 in compensation and benefits, $21,000 in occupancy and equipment and $6,000 in other expense, all of which were partially offset by a decrease of $34,000 in SAIF deposit insurance premiums.


Liquidity and Capital Resources

The Company's assets consist primarily of cash and cash equivalents and the shares of the Association's common stock. The Company has no significant liabilities. The Association's deposit retention and growth has remained steady. The ratio of loans to deposits was 99.8% at March 31, 1998 and 103.7% at September 30, 1997. From September 30, 1997 to March 31, 1998, investments available for sale increased $3.6 million (19.4%) and cash and cash equivalents increased $2.9 million (48.2%). Liquidity remains adequate for current operating needs. At March 31, 1998, the Association's liquidity ratio was 13.2% compared to the required regulatory minimum of 4.0%.

The Company's and the Association's regulatory capital remains well in excess of all applicable regulatory requirements. At March 31, 1998, the Company's tangible, core and risk-based capital ratios were 15.19%, 15.19% and 26.17%, respectively, and the Association's tangible, core and risk-based capital ratios were 14.78%, 14.78% and 25.46%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

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


Item 5. Other Information
        On August 1, 1997, the Company announced a plan to repurchase up to 89,515 shares (5%) of the Company's outstanding common stock and 32,213 shares have been repurchased as of March 31, 1998. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

        On March 31, 1998, the Company declared a quarterly dividend in the amount of $.14 per share, payable April 28, 1998 to stockholders of record on April 14, 1998.


Item 6. Exhibits and Reports on Form 8-K
        Exhibit 11 - Earnings Per Share Computation
        No reports on Form 8-K were filed during the period.

                  TEXARKANA FIRST FINANCIAL CORPORATION




                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   TEXARKANA FIRST FINANCIAL CORPORATION




                                               /s/ James W. McKinney
Date:  May 5, 1998                      By:  _________________________
                                               James W. McKinney
                                               Chairman and CEO




                                               /s/ James L. Sangalli
Date:  May 5, 1998                      By:  _________________________
                                               James L. Sangalli
                                               Chief Financial Officer

Form 10-Q
Exhibit 11
EARNINGS PER SHARE COMPUTATION




                             Three Months Ended      Six Months Ended
                                  March 31,              March 31,
                            _____________________  _____________________
                               1998       1997        1998       1997
                            __________ __________  __________ __________

Net Income..................$  807,612 $  712,336  $1,563,883 $1,331,141
                             =========  =========   =========  =========


Weighted average shares:
 Common shares outstanding.. 1,634,042  1,691,255   1,640,167  1,707,703
 Common stock equivalents
  due to assumed exercise
  of stock options..........    85,113     26,454      85,253     26,344
                             _________  _________   _________  _________
  Common and
   common equivalent shares. 1,719,155  1,717,709   1,725,420  1,734,047
                             =========  =========   =========  =========



Earnings per common share:
 Basic......................    $ .494     $ .421      $ .953     $ .779
 Diluted....................    $ .470     $ .415      $ .906     $ .768