Form 10-Q
period 1998-06-30
TEXARKANA FIRST FINANCIAL CORP
filed 1998-08-03
CIK 943355

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 1998, there were issued and outstanding 1,737,692 shares of the Registrant's Common Stock, par value $0.01 per share.

                  TEXARKANA FIRST FINANCIAL CORPORATION





                             TABLE OF CONTENTS




                                                                    Page

Part I.   Financial Information

Item 1.   Consolidated Financial Statements:

          Consolidated Statements of Financial Condition
          as of June 30, 1998 (unaudited) and September 30, 1997       1

          Consolidated Statements of Income for the three and nine
          months ended June 30, 1998 and 1997 (unaudited)              2

          Consolidated Statements of Cash Flows for the nine months
          ended June 30, 1998 and 1997 (unaudited)                     3

          Notes to Unaudited Consolidated Financial Statements         5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    8



Part II.  Other Information

Item 1.   Legal Proceedings                                           12
Item 2.   Changes in Securities                                       12
Item 3.   Defaults Upon Senior Securities                             12
Item 4.   Submission of Matters to a Vote of Security Holders         12
Item 5.   Other Information                                           12
Item 6.   Exhibits and Reports on Form 8-K                            12
          Signatures                                                  13

                  TEXARKANA FIRST FINANCIAL CORPORATION
                            AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (In Thousands)

                                                 Unaudited
                                                  June 30, September 30,
                                                    1998         1997
ASSETS
Cash and cash equivalents
  Cash & due from banks......................... $  1,413     $  1,147
  Interest bearing deposits in other banks......    3,146        3,331
  Federal funds sold............................    2,525        1,575
                                                 ________     ________
    Total cash and cash equivalents.............    7,084        6,053

Investment securities available-for-sale........   25,904       18,767
Mortgage-backed securities held-to-maturity.....    1,002        1,293
Federal Home Loan Bank stock....................    1,168        1,116
Loans receivable, net of unearned income........  151,020      148,471
Allowance for loan losses.......................   (1,007)      (1,124)
Accrued interest receivable.....................    1,396        1,176
Foreclosed real estate, net.....................      - -          127
Premises and equipment, net.....................    2,417        2,382
Other assets....................................      573          449
                                                 ________     ________
  Total assets.................................. $189,557     $178,710
                                                 ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits........................................ $151,449     $143,207
Advances from borrowers for taxes & insurance...    1,570        1,920
Borrowed funds..................................    7,100        4,989
Accrued federal income tax......................      361          302
Accrued state income tax........................      192          216
Accrued expenses and other liabilities..........      675          696
                                                 ________     ________
  Total liabilities.............................  161,347      151,330
                                                 ________     ________
Commitments and contingencies...................      - -          - -
                                                 ________     ________
Common stock, $0.01 par value;
  15,000,000 shares authorized;
  1,983,750 shares issued.......................       20           20
Additional paid-in capital......................   13,662       13,485
Common stock acquired by stock benefit plans....   (1,889)      (2,208)
Treasury stock, at cost, 246,058 shares and
  196,745 shares September 30, 1997.............   (4,449)      (3,103)
Retained earnings-substantially restricted......   20,817       19,105
Net unrealized gain (loss) on investment
  securities available for sale, net of tax.....       49           81
                                                 ________     ________
    Total stockholders' equity..................   28,210       27,380
                                                 ________     ________
    Total liabilities and stockholders' equity.. $189,557     $178,710
                                                 ========     ========


The accompanying notes are an integral part of this statement.

                  TEXARKANA FIRST FINANCIAL CORPORATION
                            AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands, Except Per Share Data)
                             (Unaudited)

                                             Three Months    Nine Months
                                                 Ended          Ended
                                                June 30,       June 30,
                                              1998   1997    1998   1997
Interest Income
  Loans
    First mortgage loans................... $2,838 $2,758  $8,510 $8,008
    Consumer and other loans...............    342    310   1,007    888
  Investment securities....................    369    309     992    943
  Mortgage-backed and related securities...    137     38     412     92
                                            ______ ______  ______ ______
    Total Interest Income..................  3,686  3,415  10,921  9,931
                                            ______ ______  ______ ______
Interest Expense
  Deposits.................................  1,909  1,735   5,587  5,115
  Borrowed funds...........................     89      9     264     16
                                            ______ ______  ______ ______
    Total Interest Expense.................  1,998  1,744   5,851  5,131
                                            ______ ______  ______ ______
    Net Interest Income....................  1,688  1,671   5,070  4,800
  Provision for loan losses................   (100)   - -    (100)   - -
                                            ______ ______  ______ ______
    Net Interest Income After Provision....  1,788  1,671   5,170  4,800
                                            ______ ______  ______ ______
Noninterest Income
  Gain on sale of repossessed assets, net..     (1)     8       4      8
  Loan origination and commitment fees.....    104     79     296    207
  Investment securities gains (losses), net    - -    - -     - -    - -
  Other....................................    160    115     544    324
                                            ______ ______  ______ ______
    Total Noninterest Income...............    263    202     844    539
                                            ______ ______  ______ ______
Noninterest Expense
  Compensation and benefits................    519    421   1,565  1,329
  Occupancy and equipment..................     55     40     160    124
  SAIF deposit insurance premium...........     22     22      67    101
  Provision & loss on foreclosed real estate   - -    - -     - -    - -
  Other....................................    136    119     422    399
                                            ______ ______  ______ ______
    Total Noninterest Expense..............    732    602   2,214  1,953
                                            ______ ______  ______ ______
Income Before Income Taxes.................  1,319  1,271   3,800  3,386
Income tax expense.........................    477    474   1,394  1,258
                                            ______ ______  ______ ______
Net Income................................. $  842 $  797  $2,406 $2,128
                                            ====== ======  ====== ======
Earnings Per Share - basic................. $ 0.52 $ 0.48  $ 1.47 $ 1.25
Earnings Per Share - diluted............... $ 0.49 $ 0.46  $ 1.40 $ 1.22

Weighted average shares - basic............  1,629  1,676   1,636  1,697
Weighted average shares - diluted..........  1,716  1,723   1,724  1,745

Dividends per share........................ $ .140 $ .140  $ .420 $ .365

The accompanying notes are an integral part of this statement.

                  TEXARKANA FIRST FINANCIAL CORPORATION
                            AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands)
                             (Unaudited)

                                                       Nine Months Ended
                                                            June 30,
                                                          1998     1997
Cash Flows From Operating Activities:
  Interest and dividends received..................... $10,636  $ 9,804
  Miscellaneous income received.......................     840      531
  Interest paid.......................................  (2,087)  (1,616)
  Cash paid to suppliers and employees................  (1,793)  (2,217)
  Cash from loans sold................................  10,651    1,488
  Cash paid for loans originated to sell..............  (7,713)  (1,051)
  Income taxes paid...................................  (1,346)    (854)
                                                       _______  _______
    Net Cash Provided By Operating Activities.........   9,188    6,085
                                                       _______  _______

Cash Flows From Investing Activities:
  Proceeds from call and maturity of securities.......   8,605    4,840
  Proceeds from sale of securities available for sale.     - -      - -
  Purchases of securities available for sale.......... (12,631)  (3,800)
  Purchases of mortgage-backed securities.............  (4,482)  (1,725)
  Principal collected on mortgage-backed securities...   1,628      207
  Purchase of fixed assets............................    (116)    (379)
  Net (increase) in loans.............................  (5,669)  (8,843)
  Cash paid for REO held for resale...................     (19)     (46)
  Proceeds from sale of REO and other REO recoveries..     390       77
                                                       _______  _______
    Net Cash (Used) By Investing Activities........... (12,294)  (9,669)
                                                       _______  _______

Cash Flows From Financing Activities:
  Net increase (decrease) in savings,
    demand deposits, and certificates of deposit......   4,459    3,673
  Net increase (decrease) in escrow funds.............    (350)    (467)
  Net increase (decrease) in funds borrowed...........   2,111   (1,306)
  Purchase of treasury stock..........................  (1,348)  (1,462)
  Stock options exercised.............................       8      - -
  Purchase of common stock for employee benefit plans.     - -       (9)
  Cash dividends paid on common stock.................    (743)    (624)
                                                       _______  _______
    Net Cash Provided(Used) By Financing Activities...   4,137     (195)
                                                       _______  _______

    Net increase(Decrease) In Cash & Cash Equivalents.   1,031   (3,779)
                                                       _______  _______

Cash and Cash Equivalents, beginning of period........   6,053    8,860
                                                       _______  _______

Cash and Cash Equivalents, end of period.............. $ 7,084  $ 5,081
                                                       =======  =======


The accompanying notes are an integral part of this statement.

                  TEXARKANA FIRST FINANCIAL CORPORATION



SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS


                                                       Nine Months Ended
                                                            June 30,
                                                          1998     1997

Reconciliation of net income to cash provided
      by operating activities:
Net income............................................ $ 2,406  $ 2,128
                                                       _______  _______
Adjustments to reconcile net income to cash provided
      by operating activities:
  Depreciation........................................      81       48
  Amortization of discounts and premiums..............      33      (22)
  Amortization of deferred loan fees..................     (26)     (29)
  Amortization of stock acquired by benefit plans.....     458      365
  (Gain) loss on sales of real estate owned...........      (5)      (8)
  Provision for loan losses...........................    (100)     - -
  Interest expense credited to saving accounts........   3,784    3,387
  Dividend and interest income added to investments...     (88)     (80)
  Loan fees deferred..................................      30       36
Changes in assets and liabilities:
  (Increase) decrease in interest receivable..........    (220)     (32)
  Increase (decrease) in accrued interest payable.....     (20)     128
  Increase (decrease) in income tax payable...........      35      404
  Increase (decrease) in other receivables & payables.   2,820     (240)
                                                       _______  _______
    Total adjustments.................................   6,782    3,957
                                                       _______  _______

Net cash provided by operations....................... $ 9,188  $ 6,085
                                                       =======  =======







Supplemental schedule of noncash investing
  and financing activities:
    FHLB stock dividends not redeemed................. $    51  $    47
    Acquisition of real estate in settlement of loans.     254      157
    Loans made to finance sale of REO.................     126       52
    Net unrealized gain (loss) on investment securities
      available for sale..............................      19       58

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

The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending September 30, 1998. Although net income was consistent for the first three quarters, earnings for the full fiscal year will be impacted by the repurchase of Company stock and various economic conditions. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1997, contained in the Company's annual report to stockholders.



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

Borrowed Funds

Borrowed funds consist primarily of short-term, fixed rate advances from the Federal Home Loan Bank ("FHLB"). At June 30, 1998, the balance was $7.1 million, at 5.57% maturing July 29, 1998. At September 30, 1997, the balance was $5.0 million, at 5.54% maturing October 24, 1997.


Recent Legislation

The deposits of the Association are currently insured by the Savings Association Insurance Fund ("SAIF"). The previously underfunded status of the SAIF resulted in the introduction of federal legislation intended to, among other things, recapitalize the SAIF and address the resulting premium disparity between the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits. In September 1996, the Omnibus Appropriations Act was signed into law. This legislation authorized a one time charge of SAIF-insured institutions in the amount of .657 dollars for every one hundred dollars of assessable deposits. Additional provisions of the Act include new BIF and SAIF premiums and the merger of BIF and SAIF. The new BIF and SAIF premiums will include a premium for repayment of the Financing Corporation ("FICO") bonds plus any regular insurance assessment, currently nothing for the lowest risk category institutions. The FICO authorized assessment stipulated that the BIF rate must equal one-fifth the SAIF rate through year-end 1999. or until the insurance funds are merged, whichever comes first. Thereafter, BIF and SAIF payers will be assessed pro rata for FICO. FICO rates are adjusted quarterly to reflect changes in the assessment bases of the insurance funds. Beginning January 1, 1997, the FICO premiums for BIF and SAIF were 1.3 and 6.4 basis points, respectively. For June 30, 1998, the FICO premium for BIF and SAIF were 1.22 and 6.10 basis points, respectively.


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

Year 2000 - Millennium

Computer systems which are unable to recognize the year 2000 could fail or create erroneous results by or at the year 2000 if the problem is not corrected. Many existing computer programs use only two digits to identify a year in the date field. Such programs, designed and developed without considering the impact of a change in the century, are unable to distinguish the year 2000 from the year 1900. Each company's potential costs and uncertainties depend on a number of factors, including its software and hardware and the nature of its industry.
Like most financial service providers, the Company could be significantly affected by software and hardware both within the Company and with other companies with whom it electronically or operationally interfaces.

Management is aware of the potential problems and the costs required to prevent material adverse consequences. Management has adopted a Year 2000 Plan, approved by the Board of Directors, and has appointed a committee to implement the plan. The committee has assessed the Company's exposure; scheduled necessary in-house hardware and software upgrades and replacements; initiated formal communications with all major outside vendors, suppliers, creditors and borrowers; scheduled testing of all operating systems; and provided for a contingency plan for all critical systems. The Company believes that its Year 2000 Plan will prevent any material adverse impact on the operations of the Company and its subsidiary.

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

                  TEXARKANA FIRST FINANCIAL CORPORATION



                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Financial Condition

At June 30, 1998, the Company's assets amounted to $189.6 million as compared to $178.7 million at September 30, 1997. The $10.8 million (6.1%) increase was primarily due to increases of $6.9 million (32.6%) in investments, $2.5 million (1.7%) in loans, net of unearned income and $1.0 million (17.0%) in cash and cash equivalents. Liabilities increased $10.0 million (6.6%) to $161.3 million at June 30, 1998 compared to $151.3 million at September 30, 1997 primarily due to increases of $8.2 million (5.8%) in deposits and $2.1 million (42.3%) in borrowed funds, partially offset by a $.4 million (18.2%) decrease in borrowers' escrow balances (property tax payments are made in the first two quarters of the fiscal year).

The increase in loans was the net result after the sale of $10.7 million of loans during the nine-month period ended June 30, 1998. The increase in deposits and borrowed funds along with the proceeds from the sale of loans provided funds for the additional loan demand and for additional investments.

Stockholders' equity amounted to $28.2 million (14.9% of total assets) at June 30, 1998 compared to $27.4 million (15.3% of total assets) at September 30, 1997. The retained earnings balance reflects the $2,406,000 net income from operations, less dividends declared. The treasury stock balance reflects the net increase of 49,313 shares of common stock.

Asset quality remains strong with a ratio of nonperforming assets to total assets of .12% and .23% as of June 30, 1998 and September 30, 1997, respectively, and a ratio of nonperforming loans and debt restructurings to total loans of .15% and .19%, respectively.

Comparison of Results of Operations for the Three Month and Nine Month Periods Ended June 30, 1998 and 1997


General.
For the three months ended June 30, 1998, net income was $842,000 compared to $797,000 for the same period ended June 30, 1997. The increase of $45,000 (5.6%) in net income was due to an increase of $17,000 in net interest income, a $100,000 credit to provision for loan losses and an increase of $61,000 in noninterest income, all of which were partially offset by increases of $130,000 in noninterest expense and $3,000 in income tax expense. The income tax expense includes a $15,000 credit from a refund for a prior year amended state return.

For the three months ended June 30, 1998 and June 30, 1997, return on average assets (ROA) was 1.80% and 1.87%, respectively, return on average equity (ROE) was 11.97% and 11.79%, respectively, and the operating efficiency ratio was 37.5% and 32.1%, respectively.

For the nine months ended June 30, 1998, net income was $2,406,000 compared to $2,128,000 for the same period ended June 30, 1997. The increase of $278,000 (13.1%) in net income was due to an increase of $270,000 in net interest income, a $100,000 credit to provision for loan losses and an increase of $305,000 in noninterest income, all of which were partially offset by increases of $261,000 in noninterest expense and $136,000 in income tax expense.

For the nine months ended June 30, 1998 and June 30, 1997, return on average assets (ROA) was 1.75% and 1.70%, respectively, return on average equity (ROE) was 11.54% and 10.64%, respectively, and the operating efficiency ratio was 37.4% and 36.6%, respectively.


Net Interest Income.
For the three months ended June 30, 1998, net interest income increased $17,000 (1.0%) compared to the same period in 1997. The increase was due to an increase of $271,000 (7.9%) in interest income, partially offset by an increase of $254,000 (14.6%) in interest expense. For the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997, the net interest margin was 3.69% and 4.03%, respectively, and the net interest spread was 2.90% and 3.25%, respectively.

For the nine months ended June 30, 1998, net interest income increased $270,000 (5.6%) compared to the same period in 1997. The increase was due to an increase of $990,000 (10.0%) in interest income, partially offset by an increase of $720,000 (14.0%) in interest expense. For the nine month period of fiscal 1998 compared to the same period of fiscal 1997, the net interest margin was 3.78% and 3.93%, respectively, and the net interest spread was 2.98% and 3.15%, respectively.

Interest Income.
For the three months ended June 30, 1998, interest income increased $271,000 (7.9%) compared to the same period in 1997. The increase was the result of higher average balances partially offset by lower rates. Average earning assets increased to $183.3 million from $166.5 million and the average yield declined to 8.07% from 8.23%.

For the nine months ended June 30, 1998, interest income increased $990,000 (10.0%) compared to the same period in 1997. The increase was the result of higher average balances. Average earning assets increased to $179.4 million from $163.1 million and the average yield was 8.14% for both periods.


Interest Expense.
For the three months ended June 30, 1998, interest expense increased $254,000 (14.6%) compared to the same period in 1997. The increase was the result of higher average balances and rates. Average interest bearing liabilities increased to $155.1 million from $140.5 million and the average rate increased to 5.17% from 4.98%.

For the nine months ended June 30, 1998, interest expense increased $720,000 (14.0%) compared to the same period in 1997. The increase was the result of higher average balances and rates. Average interest bearing liabilities increased to $151.8 million from $137.3 million and the average rate increased to 5.15% from 5.00%.


Provision for Loan Losses. During the three months ended June 30, 1998, the allowance for loan losses was reduced by $100,000 with a credit to the provision for loan losses. The adjustment reduced the amount of the unallocated reserve allowance. No provision for loan losses had been recorded for the previous twelve successive quarters due to the consistently favorable ratio of nonperforming loans to total loans. Asset quality remains excellent with a ratio of nonperforming loans to total loans of .15% at June 30, 1998 and .19% at September 30, 1997.

At June 30, 1998 and September 30, 1997, the balance of the allowance for loan losses was $1.0 million and $1.1 million, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 445.58% and 401.43%, respectively. Management believes that the current allowance for loan losses is adequate based upon prior loss experience, the volume and type of lending conducted by the Association, industry standards, past due loans and the current economic conditions in the market area.


Noninterest Income.
For the three months ended June 30, 1998, noninterest income increased $61,000 (30.2%) compared to the same period in 1997. The increase was primarily due to increases of $44,000 in net gain on sale of loans and $25,000 in loan origination fees. The increases were the result of increases in the number and amount of mortgage loans originated and sold.

For the nine months ended June 30, 1998, noninterest income increased $305,000 (56.6%) compared to the same period in 1997. The increase was primarily due to increases of $192,000 in net gain on sale of loans and $89,000 in loan origination fees. The increases were the result of increases in the number and amount of mortgage loans originated and sold.


Noninterest Expense.
For the three months ended June 30, 1998, noninterest expense increased $130,000 (21.6%) compared to the same period in 1997. The increase was primarily due to increases of $98,000 in compensation and benefits, $15,000 in occupancy and equipment and $17,000 in other expense.

For the nine months ended June 30, 1998, noninterest expense increased $261,000 (13.4%) compared to the same period in 1997. The increase was primarily due to increases of $236,000 in compensation and benefits, $36,000 in occupancy and equipment and $23,000 in other expense, all of which were partially offset by a decrease of $34,000 in SAIF deposit insurance premiums. The increase in compensation and benefits expense was primarily due to the addition of four employees - one in the fourth quarter of fiscal 1997, one in the second quarter of fiscal 1998 and two in the third quarter of fiscal 1998.


Liquidity and Capital Resources

The Company's assets consist primarily of cash and cash equivalents and the shares of the Association's common stock. The Company has no significant liabilities. The Association's deposit retention and growth has remained steady. The ratio of loans to deposits was 99.7% at June 30, 1998 and 103.7% at September 30, 1997. From September 30, 1997 to June 30, 1998, investments available for sale increased $7.1 million (38.0%) and cash and cash equivalents increased $1.0 million (17.0%). Liquidity remains adequate for current operating needs. At June 30, 1998, the Association's liquidity ratio was 13.27% compared to the required regulatory minimum of 4.0%.

The Company's and the Association's regulatory capital remains well in excess of all applicable regulatory requirements. At June 30, 1998, the Company's tangible, core and risk-based capital ratios were 14.86%, 14.86% and 25.64%, respectively, and the Association's tangible, core and risk-based capital ratios were 14.41%, 14.41% and 24.83%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

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



Item 2.  Changes in Securities
         None.



Item 3.  Defaults Upon Senior Securities
         None.



Item 4.  Submission of Matters to a Vote of Security Holders
         None.



Item 5.  Other Information
         On August 1, 1997, the Company announced a plan to repurchase up to 89,515 shares (5%) of the Company's outstanding common stock and 53,213 shares have been repurchased as of June 30, 1998. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

         On June 29, 1998, the Company declared a quarterly dividend in the amount of $.14 per share, payable July 28, 1998 to stockholders of record on July 14, 1998.



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





                                   TEXARKANA FIRST FINANCIAL CORPORATION






                                               /s/ James W. McKinney
Date:  August 3, 1998                     By:  _____________________
                                               James W. McKinney
                                               Chairman and CEO






                                               /s/ James L. Sangalli
Date:  August 3, 1998                     By:  _____________________
                                               James L. Sangalli
                                               Chief Financial Officer

Form 10-Q
Exhibit 11
EARNINGS PER SHARE COMPUTATION




                             Three Months Ended      Nine Months Ended
                                   June 30,               June 30,
                            _____________________  _____________________
                               1998       1997        1998       1997
                            __________ __________  __________ __________

Net Income..................$  842,427 $  796,741  $2,406,310 $2,127,882
                             =========  =========   =========  =========



Weighted average shares:
 Common shares outstanding.  1,629,066  1,675,556   1,636,467  1,696,987
 Common stock equivalents
  due to assumed exercise
  of stock options..........    87,121     47,713      87,217     47,711
                             _________  _________   _________  _________
  Common and
   common equivalent shares. 1,716,187  1,723,269   1,723,684  1,744,698
                             =========  =========   =========  =========



Earnings per common share:
 Basic......................    $ .517     $ .476      $1.470     $1.254
 Diluted....................    $ .491     $ .462      $1.396     $1.220






                                   E 1