Form 10-K
period 1998-09-30
TEXARKANA FIRST FINANCIAL CORP
filed 1998-12-28
CIK 943355

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                For the fiscal year ended September 30, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the 1,342,217 shares of voting stock held by non-affiliates of the registrant was $32.2 million, based on the closing sale price of $24.00 per share on December 1, 1998. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and certain beneficial owners.

Number of shares of Common Stock outstanding at December 1, 1998: 1,642,792

                    DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of the Annual Report to Stockholders for the year ended September 30, 1998 are incorporated into Part II, Items 5 through 8.
(2) Portions of the definitive proxy statement for the 1998 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13.

                      TEXARKANA FIRST FINANCIAL CORPORATION

                                    Form 10-K

                                TABLE OF CONTENTS

                                                                       Page
                                     PART 1

     Item 1   Business................................................   1

     Item 2   Properties..............................................  36

     Item 3   Legal Proceedings.......................................  36

     Item 4   Submission of Matters To Vote of Security Holders.......  36

                                    PART II

     Item 5   Market for Registrant's Common Equity
              and Related Stockholder Matters.........................  37

     Item 6   Selected Financial Data.................................  37

     Item 7   Management's Discussion and Analysis of
              Financial Condition and Results of Operations...........  37

     Item 8   Financial Statements and Supplementary Data.............  37

     Item 9   Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure..................  37

                                    PART III

     Item 10  Directors and Executive Officers of the Registrant......  38

     Item 11  Executive Compensation..................................  38

     Item 12  Security Ownership of Certain
              Beneficial Owners and Management........................  38

     Item 13  Certain Relationships and Related Transactions..........  38

                                    PART IV

     Item 14  Exhibits, Financial Statement Schedules
              and Reports on Form 8-K.................................  39

PART I.


Item 1.  Business.

General

Texarkana First Financial Corporation (the "Company") is a Texas corporation organized in March 1995 by First Federal Savings and Loan Association of Texarkana ("First Federal" or the "Association") for the purpose of becoming a unitary holding company of the Association. In July 1995, the Association converted from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association (the "Conversion").
The Association is the only subsidiary of the Company and the Company's investment in the subsidiary is its only significant asset.

The business and management of the Company consists primarily of the business and management of the Association which is a federally chartered stock savings and loan association conducting business through its main office and four full service branch offices.

First Federal is primarily engaged in attracting deposits from the general public and using such deposits primarily to originate single-family (one-to-four units) residential loans and to a significantly lesser extent, nonresidential or commercial real estate loans, construction loans on primarily residential properties, consumer loans and multi-family loans. To a limited extent, the Association also invests in securities issued by the United States ("U.S.") Government and agencies thereof and mortgage-backed securities. The Association derives its income principally from interest earned on loans and investments and, to a lesser extent, from fees received in connection with the origination of loans and for other services. The Association's primary expenses are interest expense on deposits and general operating expenses. Funds for activities are provided primarily by deposits, amortization and prepayments of outstanding loans and other sources.

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

Market Area

First Federal is headquartered in Texarkana, Arkansas which is located where the southwest corner of Arkansas and the northeast corner of Texas meet. It is approximately 70 miles north of Shreveport, Louisiana, 140 miles southwest of Little Rock, Arkansas and 180 miles northeast of Dallas, Texas. Texarkana, Arkansas and Texarkana, Texas are the focal points of this general market area and serve as the hub of economic activity. The Association's market area is comprised of Little River, Hempstead, Miller, Sevier and Howard Counties in Arkansas and Bowie County, Texas ("market area"). The Association conducts business through its five offices in the Arkansas cities of Texarkana, Ashdown, DeQueen, Hope and Nashville. The Association's market area is characterized by a limited number of major employers or industries with a significantly higher level of residents employed in manufacturing and a lower level of people employed in the wholesale/retail trade industry. The Association's market area has also been characterized by higher unemployment rates than Texas, Arkansas and the United States. At September 30, 1998, the unemployment rate for the Association's principal market area of Miller County, Arkansas and Bowie County, Texas was 7.8%. The unemployment rate of Miller County, Arkansas and Bowie County, Texas was 4.8% and 8.1%, respectively, and the statewide unemployment rate for both Arkansas and Texas was 5.0%.




Lending Activities

General. At September 30, 1998, the Association's total portfolio of loans receivable, net of unearned income, amounted to $155.8 million or 82.2% of the Company's $189.5 million of total assets at such time.

The Association has traditionally concentrated its lending activities on conventional first mortgage loans secured by single-family residential property. Consistent with such approach, $105.4 million or 65.2% of the total loan portfolio consisted of one-to-four family residential loans. The Association also originates multi-family residential loans, nonresidential real estate and land loans, construction loans, commercial business loans and consumer loans. For each of these loan categories, the amount and percent of the total loan portfolio at September 30, 1998 was $1.6 million or 1.0% of multi-family residential loans, $25.5 million or 15.8% of nonresidential real estate and land loans, $13.0 million or 8.0% of construction loans, $2.8 million or 1.7% of commercial business loans, and $13.4 million or 8.3% of consumer loans.

Loan Portfolio Composition. The following table sets forth the composition of First Federal's loan portfolio by type of loan at the dates indicated.

                                              September 30,
                           __________________________________________________
                                 1998             1997             1996
                            _______________  _______________  _______________
   (Dollars in Thousands)    Amount    %      Amount    %      Amount    %
                            ________ ______  ________ ______  ________ ______
Real estate loans:
 One-to-four family.........$105,369  65.16% $105,163  69.27% $ 98,031  69.78%
 Multi-family...............   1,582    .98       806    .53     1,503   1.07
 Nonresidential and land....  25,517  15.78    25,889  17.05    19,765  14.07
 Construction...............  13,000   8.04     5,620   3.70     7,818   5.56
                             _______ ______   _______ ______   _______ ______
  Total real estate loans... 145,468  89.96   137,478  90.55   127,117  90.48
Commercial loans............   2,841   1.76     2,384   1.57     3,264   2.32
Consumer loans..............  13,394   8.28    11,966   7.88    10,107   7.20
                             _______ ______   _______ ______   _______ ______
   Total loans.............. 161,703 100.00%  151,828 100.00%  140,488 100.00%
                                     ======           ======           ======
Less:
 Loans in process...........   5,801            3,241            3,571
 Deferred fees and discounts     121              116              112
                             _______          _______          _______
   Net loans................$155,781         $148,471         $136,805
                             =======          =======          =======



Contractual Maturities. The following table presents the scheduled maturities of First Federal's loans at September 30, 1998. Demand loans, loans having no stated schedule of repayment and no stated maturity, and overdraft loans are reported as due in one year or less. The amounts shown for each maturity period do not take into consideration loan prepayments but do reflect normal amortization.

                             Amounts Due After September 30, 1998 in Years
                          ____________________________________________________
                            One      Two     Three     Six     After
                             or             through  through    Ten
   (Dollars in Thousands)   Less             Five      Ten              Total
                          _______  _______  _______  _______  _______  _______
Real estate loans:
 One-to-four family......$  1,124 $    165 $  4,481 $ 15,750 $ 83,849 $105,369
 Multi-family............       7       --       --      105    1,470    1,582
 Nonresidential and land.     338      627    2,329    5,806   16,417   25,517
 Construction............  13,000       --       --       --       --   13,000
Commercial loans.........     519       20      453    1,849       --    2,841
Consumer loans...........   4,310    2,010    5,530    1,177      367   13,394
                          _______  _______  _______  _______  _______  _______
  Total loans............$ 19,298 $  2,822 $ 12,793 $ 24,687 $102,103 $161,703
                          =======  =======  =======  =======  =======  =======

The following table sets forth the dollar amount of total loans at September 30, 1998 which have fixed interest rates or which have floating or adjustable interest rates.

                                               September 30, 1998
                                      ____________________________________
                                                  Floating or
                                       Fixed      Adjustable
          (Dollars in Thousands)        Rate         Rate           Total
                                      _______     ___________     ________
   Real estate loans:
    One-to-four family...............$ 12,088       $ 93,281      $105,369
    Multi-family.....................       7          1,575         1,582
    Nonresidential and land..........   4,120         21,397        25,517
    Construction.....................   6,402          6,598        13,000
   Commercial loans..................   1,182          1,659         2,841
   Consumer loans....................  12,913            481        13,394
                                      _______        _______       _______
     Total loans.....................$ 36,712       $124,991      $161,703
                                      =======        =======       =======



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

Loan applications are initially processed by loan officers or branch managers. Generally, loan officers and branch managers may approve loans up to $100,000 and all other loans up to $300,000 are approved by the Association's Loan Committee consisting of the Association's Chief Executive Officer, president, Executive Vice President and certain other employees. The Chief Executive Officer and one outside director may jointly approve loans between $300,000 and $500,000, and loans over $500,000 must be approved by the Board of Directors. All loans are ratified by the Association's Board of Directors.

Since 1985, the Association has not been an active purchaser of loans. No loans were purchased in fiscal 1998 and fiscal 1997, and a $1.0 million participation interest in a local retirement center construction loan was purchased in fiscal 1996.

As part of its asset/liability management, the Association typically sells its conventional fixed-rate residential loans to the Federal Home Loan Mortgage Corporation ("FHLMC") with servicing retained and without recourse. Sales of loans produce future servicing income if servicing is retained and provide funds for additional lending and other purposes. The Association sold $13.3 million, $2.2 million and $2.2 million of fixed-rate loans during fiscal 1998, 1997 and 1996, respectively.

Loans sold to the FHLMC are not sold pursuant to forward sales commitments. Some loans have an interest rate that is set at the origination date and others have a rate that is set at the closing date. For those loans with a rate set at origination, the Association assumes some interest rate risk since the market rate at date of sale could differ from the rate set at the origination date.

When loans are sold to the FHLMC, the Association retains the responsibility for servicing the loans, including collecting and remitting mortgage loan payments, accounting for principal and interest and holding and disbursing escrow or impound funds for real estate taxes and insurance premiums. The Association receives a servicing fee for performing these services for others. At September 30, 1998, mortgage loans serviced for others amounted to $32.5 million.

The Association also originates mortgage loans insured by the Federal Housing Administration ("FHA") and mortgage loans guaranteed by the Office of Veterans Affairs ("VA"). Such loans are sold to an independent mortgage company with servicing rights and without recourse.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                 Year Ended September 30,
                                               ___________________________
              (Dollars in Thousands)             1998      1997      1996
                                                ______    ______    ______
   Loan originations:
    One-to-four family residential.............$33,005   $18,172   $19,747
    Multi-family residential...................  1,291       193        --
    Nonresidential and land....................  2,990     7,173     3,737
    Construction............................... 13,854     8,543     8,216
    Commercial.................................    751       714     2,783
    Consumer................................... 11,363     9,448     7,137
                                                ______    ______    ______
     Total loan originations................... 63,254    44,243    41,620
                                                ______    ______    ______

   Loan purchases..............................     --        --     1,000
                                                ______    ______    ______

     Total loan originations and purchases..... 63,254    44,243    42,620
                                                ______    ______    ______

   Less sales and loan principal repayments:
    Loans sold................................. 13,643     2,160     2,179
    Loan principal repayments.................. 39,358    29,948    24,737
                                                ______    ______    ______
     Total loans sold and principal repayments. 53,001    32,108    26,916
                                                ______    ______    ______

   Increase (decrease) due to other items, net.   (378)     (794)   (1,087)
                                                ______    ______    ______
   Net increase (decrease) in total loans......$ 9,875   $11,341   $14,617
                                                ======    ======    ======

Loans-to-One Borrower. A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1998, the Association's limit on loans-to-one borrower was approximately $4.2 million. The Association's largest loan or group of loans-to-one borrower, including persons or entities related to the borrower, is an aggregate of four loans with total outstanding balances of $3.3 million and includes two commercial real estate loans totaling $3.2 million, one commercial business loan of $9,000 and one consumer loan of $120,000. The Association also has outstanding loans to three different borrowers in Ft. Worth, Texas secured by three commercial buildings with total outstanding balances of $2.5 million. As of September 30, 1998, these loans are current as to payments of principal and interest and are performing according to the terms of the loan documents.

One-to-Four Family Residential Real Estate Loans. The Association has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing one-to-four family residences. At September 30, 1998, $105.4 million or 65.2% of the total loan portfolio consisted of one-to-four family residential real estate loans. The Association originated $33.0 million, $18.2 million and $19.7 million of one-to-four family residential loans in fiscal 1998, 1997 and 1996, respectively, and intends to continue to emphasize the origination of permanent loans secured by first mortgage liens on one-to-four family residential properties in the future. Of the $105.4 million of such loans at September 30, 1998, $93.3 million or 88.5% had adjustable-rates of interest and $12.1 million or 11.5% had fixed-rates of interest. The Association's fixed-rate loans are originated primarily with terms of 15, 20 and 30 years. Most of the Association's fixed-rate residential loans are originated pursuant to commitments to sell such loans to the FHLMC with servicing retained.

The Association currently originates for its portfolio one-to-four family residential mortgage loans which typically provide for an interest rate which adjusts every year in accordance with a designated index (the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year) plus a margin. Such loans are typically based on a 15 to 30-year amortization schedule. The Association does not offer "teaser" rates, and, generally, the amount of any increase or decrease in the interest rate after the initial one year period is limited to 2% per year, with a limit of 5% over the life of the loan. The Association also originates residential mortgage loans with an interest rate which is fixed for three or five years and adjusts every three or five year period thereafter. Generally, such loans have a lifetime ceiling of 5% over the initial rate. The Association's adjustable-rate loans are assumable and do not contain prepayment penalties. The Association underwrites its adjustable rate loans on the basis of the borrowers ability to pay at the rate after the first adjustment.

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

Multi-Family Residential Real Estate Loans. Although the Association does not emphasize multi-family residential loans and has not been active in this area, the Association has, in the past, originated mortgage loans for the acquisition and refinancing of existing multi-family residential properties. At September 30, 1998, $1.6 million or 1.0% of the total loan portfolio consisted of loans secured by existing multi-family residential real estate properties. Such amount primarily represents loans secured by apartment buildings located in the Association's primary market area.

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

Nonresidential Real Estate and Land Loans. The Association originates mortgage loans for the acquisition and refinancing of nonresidential or commercial real estate properties and land development loans to local developers and individuals. At September 30, 1998, $22.1 million or 13.7% of the total loan portfolio consisted of loans secured by existing commercial real estate properties and $3.4 million or 2.1% of the total loan portfolio consisted of land loans. Management currently anticipates that commercial real estate loans will continue to comprise a substantial portion of the loan portfolio in the future.

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

The Association originates land loans to local developers for the purpose of developing the land (i.e., roads, sewer and water). In addition, the Association originates lot loans to individuals for the purpose acquiring home sites. Such loans are secured by a lien on the property and are typically limited to 80% of the value of the secured property. Land loans to developers are limited to a term of eight years while lot loans to individuals are limited to a term of 15 years.

Construction Loans. The Association also originates primarily residential construction loans, although the Association has originated nonresidential construction loans to a limited degree. Construction loans are classified as either residential or nonresidential at the time of origination, depending on the nature of the property securing the loan. The Association's construction lending activities are limited to the Association's primary market area. At September 30, 1998, construction loans amounted to $13.0 million or 8.0% of the total loan portfolio, of which $10.5 million consisted of residential construction loans and $2.5 million consisted of nonresidential construction loans. The Association's construction loans generally have fixed interest rates for a term of six months, with payments being made monthly on an interest-only basis. However, the Association is permitted to extend a construction loan up to two years under its loan policy. Construction loans to builders are made with a maximum loan to value ratio of 75%. Construction loans to individuals are typically made with a loan to value ratio of 80%, although the Association will make such loans with a loan to value ratio up to 95% with private mortgage insurance.

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

Commercial Business Loans. The Association offers commercial business loans which include working capital lines of credit and term loans for financing inventory, accounts receivable, equipment and acquisitions. Depending on the collateral pledged to secure the extension of credit, maximum loan to value ratios range from 50% of used equipment value to 90% of pledged deposits at the Association. Also, personal guarantees are generally obtained from the principals of the borrower. Loan terms vary from one year for lines of credit to 10 years for equipment and business acquisition loans. The interest rates can be fixed or adjustable. At September 30, 1998, commercial business loans amounted to $2.8 million or 1.7% of the total loan portfolio.

Consumer Loans. The Association offers consumer loans in order to provide a full range of financial services to its customers. The consumer loans offered by the Association include home improvement loans, automobile loans, deposit account secured loans and other personal loans. At September 30, 1998, consumer loans amounted to $13.4 million or 8.3% of the total loan portfolio with $2.8 million in home improvement loans, $5.3 million in automobile loans, $1.0 million in loans secured by deposit accounts and $4.3 million in other personal loans..

The Association's home improvement loans are typically adjustable rate loans
with terms of between five and ten years.   Although the Association does not
require that it hold the first mortgage on the secured property, the Association does hold the first mortgage on a significant majority of its home improvement loans. The Association generally limits the mortgages on the secured property to 80% of the value of the secured property.

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

Under generally accepted accounting principles, the Association is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Association, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Association would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Association did not have any troubled debt restructurings as of September 30, 1998.

Delinquent Loans. The following table sets forth information concerning delinquent loans as of September 30, 1998, in dollar amounts and as a percentage of First Federal's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                          September 30, 1998
                           _________________________________________________
                                            Days Delinquent
                           _________________________________________________
                              30-59 Days       60-89 Days    90 or More Days
                           _______________  _______________  _______________
                                   Percent          Percent          Percent
                                  of Total         of Total         of Total
  (Dollars in Thousands)   Amount  Loans    Amount  Loans    Amount  Loans
                           ______ ________  ______ ________  ______ ________
Real estate loans:
 One-to-four family........$  844    .52%   $  192    .12%   $  177    .11%
 Multi-family..............    --     --        --     --        --     --
 Nonresidential and land...   139    .09       635    .39        10    .01
 Construction..............   194    .12       203    .13        84    .05
Commercial loans...........    --     --        --     --         9     --
Consumer loans.............   223    .14        21    .01        13    .01
                            _____            _____            _____
  Total delinquent loans...$1,400    .87%   $1,051    .65%   $  293    .18%
                            =====            =====            =====



The following table sets forth the amounts and categories of First Federal's nonperforming assets and troubled debt restructurings and other selected statistics at the dates indicated.

                                                      September 30,
                                                _________________________
                (Dollars in Thousands)           1998      1997      1996
                                                _____     _____     _____
     Non-accruing loans:
       One-to-four family residential..........$   --    $   --    $   66
       Multi-family residential................    --        --        --
       Nonresidential and land.................    --        --        --
       Construction............................    --        --        --
       Commercial..............................    --        --        --
       Consumer................................    --        --         2
                                                _____     _____     _____
         Total non-accruing loans..............    --        --        68
     Accruing loans 90 days or
       more delinquent.........................   293       280       144
     Restructured debt.........................    --        --        --
                                                _____     _____     _____
         Total nonperforming loans.............   293       280       212
                                                _____     _____     _____
     Real estate owned, net....................    56       127        72
                                                _____     _____     _____
         Total nonperforming assets............$  349    $  407    $  284
                                                =====     =====     =====


     Loans, net of unearned income...........$155,781  $148,471  $136,805
     Total assets............................ 189,451   178,710   165,747


     Total nonperforming loans to
       total loans.............................  .19%      .19%      .15%
     Total nonperforming assets to
       total assets............................  .18%      .23%      .17%

Interest income that would have been recorded under the original terms of the Association's non-accruing loans for fiscal years 1998, 1997 and 1996 amounted to $0, $0 and $6,000, respectively, and the interest recognized during fiscal years 1998, 1997 and 1996 amounted to $0, $0 and $2,000, respectively.

The $56,000 of REO at September 30, 1998 consists of one single-family residence located within our market area.


Classified Assets. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.
There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. At September 30, 1998, the Association had $859,000 of loans which were classified as substandard.


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

The following table summarizes changes in the allowance for possible loan losses and other selected statistics for the periods presented.

                                               Year Ended September 30,
                                          __________________________________
         (Dollars in Thousands)             1998         1997         1996
                                          ________     ________     ________
Allowance for loan losses, beginning
 of period................................$  1,124     $  1,145     $  1,149
                                           _______      _______      _______
Loans charged-off:
  Residential real estate.................      (1)          (2)          --
  Nonresidential real estate..............      --           --           --
  Commercial loans........................      --           --           --
  Consumer loans..........................     (20)         (19)          (4)
                                           _______      _______      _______
   Total charge-offs......................     (21)         (21)          (4)
                                           _______      _______      _______
Recoveries of loans
 previously charged-off:
  Residential real estate.................      --           --           --
  Nonresidential real estate..............      --           --           --
  Commercial loans........................      --           --           --
  Consumer loans..........................      --           --           --
                                           _______      _______      _______
   Total recoveries.......................      --           --           --
                                           _______      _______      _______
   Net charge-offs........................     (21)         (21)          (4)
                                           _______      _______      _______
Provision for loan losses.................    (100)          --           --
                                           _______      _______      _______
Allowance for loan losses, end
 of period................................$  1,003     $  1,124     $  1,145
                                           =======      =======      =======


Loans, net of unearned income.............$155,781     $148,471     $136,805
Total nonperforming loans.................     293          280          212
Average total loans....................... 149,774      141,830      129,182


Allowance for loan losses to
 total loans..............................     .64%         .76%         .84%
Allowance for loan losses to
 nonperforming loans......................  342.32%      401.43%      540.09%
Net charge-offs to
 average total loans......................    .014%        .015%        .003%

The following table presents the allocation of First Federal's allowance for possible loan losses by loan classification at each of the dates indicated.

                                                September 30,
                                    _____________________________________
          (Dollars in Thousands)       1998          1997          1996
                                    _________     _________     _________
   Real estate loans:
    One-to-four family.............. $  207        $  205        $  246
    Multi-family....................      8             6            20
    Nonresidential and land.........    540           542           494
    Construction....................     18            12            10
   Commercial loans.................     28            34            34
   Consumer loans...................     99            86            52
   Unallocated/general..............    103           239           289
                                      _____         _____         _____
     Total allowance................ $1,003        $1,124        $1,145
                                      =====         =====         =====


The following table presents, for each of the dates indicated, the percentage of the allowance for loan losses allocated to each loan classification, and the percentage of total loans applicable to each loan classification.

                                              September 30,
                            __________________________________________________
                                  1998             1997             1996
                            ________________ ________________ ________________
                            Allowance Loans  Allowance Loans  Allowance Loans
                            _________ ______ _________ ______ _________ ______
Real estate loans:
 One-to-four family.........   20.6%   65.1%    18.2%   69.3%    21.5%   69.8%
 Multi-family...............     .8     1.0       .5      .5      1.8     1.1
 Nonresidential and land....   53.8    15.8     48.2    17.0     43.1    14.1
 Construction...............    1.8     8.0      1.1     3.7       .9     5.5
Commercial loans............    2.8     1.8      3.0     1.6      3.0     2.3
Consumer loans..............    9.9     8.3      7.7     7.9      4.5     7.2
Unallocated/general.........   10.3      --     21.3      --     25.2      --
                              _____   _____    _____   _____    _____   _____
  Total.....................  100.0%  100.0%   100.0%  100.0%   100.0%  100.0%
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

Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as the prepayment risk, are passed on to the certificate holder. Accordingly, the life of a mortgage-backed pass-through security approximates the life of the underlying mortgages. At September 30, 1998, $8.0 million of the mortgage-backed securities were classified as available for sale and $.8 million were classified as held to maturity.

The following table presents the composition of the mortgage-backed securities portfolio at each of the dates indicated.

                                               September 30,
                              ________________________________________________
                                   1998             1997             1996
                              ______________   ______________   ______________
                                      Market           Market           Market
    (Dollars in Thousands)     Cost    Value    Cost    Value    Cost    Value
                              ______  ______   ______  ______   ______  ______
Mortgage-backed securities:
Held to maturity:
  FHLMC...................... $  437  $  452   $  588  $  619   $  709  $  734
  FNMA.......................    412     416      705     711      809     804
                               _____   _____    _____   _____    _____   _____
    Total held to maturity...    849     868    1,293   1,330    1,518   1,538
                               _____   _____    _____   _____    _____   _____
Available for sale:
  FNMA.......................    578     581       --      --       --      --
  GNMA.......................  7,378   7,320    5,460   5,460       --      --
                               _____   _____    _____   _____    _____   _____
    Total available for sale.  7,956   7,901    5,460   5,460       --      --
                               _____   _____    _____   _____    _____   _____
    Total Mortgage-backed
    securities............... $8,805  $8,769   $6,753  $6,790   $1,518  $1,538
                               =====   =====    =====   =====    =====   =====

The following table sets forth the contractual maturities of the mortgage-backed securities portfolio at September 30, 1998.

                               Amounts at September 30, 1998 Which Mature In
                              ________________________________________________
                               1 Year    1 to 5    5 to 10   Over 10
    (Dollars in Thousands)     or Less    Years     Years     Years     Total
                              ________  ________  ________  ________  ________
Mortgage-backed securities:
Held to maturity:
  FHLMC....................... $   --    $   --    $  437    $   --    $  437
  FNMA........................     --       412        --        --       412
                                _____     _____     _____     _____     _____
    Total held to maturity....     --       412       437        --       849
                                _____     _____     _____     _____     _____
Available for sale:
  FNMA........................     --        --        --       578       578
  GNMA........................     --        --        --     7,378     7,378
                                _____     _____     _____     _____     _____
    Total available for sale..     --        --        --     7,956     7,956
                                _____     _____     _____     _____     _____
    Total mortgage-backed
    securities................ $   --    $  412    $  437    $7,956    $8,805
                                =====     =====     =====     =====     =====


Mortgage-backed securities generally increase the quality of the Association's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Association. At September 30, 1998, $8.0 million of the Association's mortgage-backed securities were pledged to secure obligations of the Association.

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

Securities that management has the intent and positive ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of equity. At September 30, 1998, $17.5 million of the investment securities were classified as available for sale and $1.2 million were classified as held to maturity.

The following table sets forth the composition of the investment securities portfolio at the dates indicated.

                                                September 30,
                              ________________________________________________
                                   1998             1997             1996
                              ______________   ______________   ______________
                                      Market           Market           Market
    (Dollars in Thousands)     Cost    Value    Cost    Value    Cost    Value
                              ______  ______   ______  ______   ______  ______
Investment securities:
Available for sale:
 U.S. Government securities..$17,106 $17,415  $13,184 $13,307  $14,898 $14,887
 Equity securities...........    396     335       --      --       --      --
                              ______  ______   ______  ______   ______  ______
  Total available for sale... 17,502  17,750   13,184  13,307   14,898  14,887
                              ______  ______   ______  ______   ______  ______
Held to maturity:
 Federal Home Loan Bank stock  1,185   1,185    1,116   1,116    1,053   1,053
                              ______  ______   ______  ______   ______  ______
  Total held to maturity.....  1,185   1,185    1,116   1,116    1,053   1,053
                              ______  ______   ______  ______   ______  ______
  Total investment securities$18,687 $18,935  $14,300 $14,423  $15,951 $15,940
                              ======  ======   ======  ======   ======  ======

The following table sets forth the amount of investment securities which mature during each of the periods indicated.

                               Amounts at September 30, 1998 Which Mature In
                              _______________________________________________
                              1 Year     1 to 5   5 to 10   Over 10
    (Dollars in Thousands)    or Less     Years    Years     Years     Total
                              _______   _______   _______   _______   _______
Investment securities
Available for sale:
 U.S. Government securities...$   500   $13,110   $ 2,996   $   500   $17,106
 Equity securities............    396        --        --        --       396
                               ______    ______    ______    ______    ______
  Total available for sale....    896    13,110     2,996       500    17,502
                               ______    ______    ______    ______    ______
Held to maturity:
 Federal Home Loan Bank stock.  1,185        --        --        --     1,185
                               ______    ______    ______    ______    ______
  Total held to maturity......  1,185        --        --        --     1,185
                               ______    ______    ______    ______    ______
  Total investment securities $ 2,081   $13,110   $ 2,996   $   500   $18,687
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

The Association considers its primary market area to be southwest Arkansas and northeast Texas. The Association utilizes traditional marketing methods to attract new customers and savings deposits. The Association does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Arkansas and Texas at September 30, 1998.

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

                                               September 30,
                             ________________________________________________
                                  1998             1997             1996
                             ______________   ______________   ______________
    (Dollars in Thousands)    Amount    %      Amount    %      Amount    %
                             ________ _____   ________ _____   ________ _____
Certificates of deposit:
    2.01% to  4.00%..........$    200    .1%  $    295    .2%  $    632   0.5%
    4.01% to  6.00%.......... 118,730  78.2    109,606  76.6     98,572  74.1
    6.01% to  8.00%..........  11,996   7.9     13,923   9.7     13,577  10.2
    8.01% and over...........       5   0.0          4   0.0          4   0.0
                              _______ _____    _______ _____    _______ _____
 Total certificate accounts.. 130,931  86.2    123,828  86.5    112,785  84.8
                              _______ _____    _______ _____    _______ _____
Passbook and statement
 savings accounts............   6,272   4.1      5,257   3.7      5,917   4.4
Money market accounts........   7,981   5.3      7,500   5.2      8,045   6.0
NOW accounts.................   5,371   3.5      5,262   3.7      5,120   3.9
Noninterest bearing deposits.   1,400    .9      1,360    .9      1,204    .9
                              _______ _____    _______ _____    _______ _____
 Total deposits..............$151,955 100.0%  $143,207 100.0%  $133,071 100.0%
                              ======= =====    ======= =====    ======= =====



The following table presents, by type of deposit, the average balance and the average rate paid for the periods indicated.

                                         Year Ended September 30,
                             ________________________________________________
                                  1998             1997             1996
                             ______________   ______________   ______________
                                 Average          Average          Average
    (Dollars in Thousands)    Balance  Rate    Balance  Rate    Balance  Rate
                             ________ _____   ________ _____   ________ _____

Certificates of deposit..... $126,634  5.48%  $117,718  5.42%  $107,866  5.49%
Passbook and statement
 savings accounts...........    5,713  3.30      5,417  3.26      5,280  3.18
Money market and
 NOW accounts...............   14,664  2.81     14,044  2.72     13,937  2.57
Noninterest bearing accounts    1,359    --      1,200    --      1,026    --
                              _______  ____    _______  ____    _______  ____
  Total deposits............ $148,370  5.08%  $138,379  5.01%  $128,109  5.05%
                              =======  ====    =======  ====    =======  ====

The following table sets forth the net deposit flows during the periods indicated.

                                                Year Ended September 30,
                                            _______________________________
           (Dollars in Thousands)              1998       1997       1996
                                            _________  _________  _________

Increase(decrease) before interest credited. $ 3,610    $ 5,504    $ 3,844
Interest credited...........................   5,138      4,632      4,274
                                              ______     ______     ______
 Net increase(decrease) in deposits......... $ 8,748    $10,136    $ 8,118
                                              ======     ======     ======



The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 1998 and the amounts which mature during the periods indicated.

                                             Amounts at September 30, 1998
                            September 30,           Maturing Within
                            _____________  __________________________________
                                                                       After
   (Dollars in Thousands)        1998       1 Year  2 Years  3 Years  3 Years
                            _____________  _______  _______  _______  _______
Certificates of deposit:
    2.01% to 4.00%..........   $    200   $    200 $     -- $     -- $     --
    4.01% to 6.00%..........    118,730     95,650   12,077    4,011    6,992
    6.01% to 8.00%..........     11,996        927    9,163    1,906       --
    8.01% and over..........          5         --       --       --        5
                                _______    _______  _______  _______  _______
 Total certificate accounts.   $130,931   $ 96,777 $ 21,240 $  5,917 $  6,997
                                =======    =======  =======  =======  =======



The following table sets forth maturities of certificates of deposit of $100,000 or more at September 30, 1998 by time remaining to maturity.

                       (Dollars in Thousands)        Amount
                                                    _______

                Three months or less............... $ 3,427
                Three months through six months....   7,845
                Six months through 12 months.......   9,107
                Over 12 months.....................   5,488
                                                     ______
                 Total............................. $25,867
                                                     ======

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

The following table presents certain information regarding borrowed funds for the periods indicated.

                                                Year Ended September 30,
                                            ________________________________
   (Dollars in Thousands)                      1998       1997       1996
                                            __________ __________ __________
FHLB advances:
  Average balance outstanding..............   $ 6,423    $   706    $    --
  Maximum amount outstanding at any
    month-end during the period............     7,200      4,967         --
  Balance outstanding at end of period.....     6,600      4,967         --
  Weighted average interest rate
    during the period......................      5.52%      5.53%        --
  Weighted average interest rate
    at the end of the period...............      4.59%      5.54%        --

Repurchase agreements:
  Average balance outstanding..............   $    --    $    82    $    78
  Maximum amount outstanding at any
    month-end during the period............        --         --      2,340
  Balance outstanding at end of period.....        --         --      2,340
  Weighted average interest rate
    during the period......................        --       5.58%      5.58%
  Weighted average interest rate
    at the end of the period...............        --         --       5.58%

Other borrowed money:
  Average balance outstanding..............   $    13    $    39  $      65
  Maximum amount outstanding at any
    month-end during the period............        22         43        518
  Balance outstanding at end of period.....        --         22        518
  Weighted average interest rate
    during the period......................      6.50%      6.61%      6.78%
  Weighted average interest rate
    at the end of the period...............        --       6.50%      8.10%

Total borrowings:
  Average balance outstanding..............   $ 6,436    $   827    $   143
  Maximum amount outstanding at any
    month-end during the period............     7,222      4,989      2,858
  Balance outstanding at end of period.....     6,600      4,989      2,858
  Weighted average interest rate
    during the period......................      5.63%      5.72%      5.87%
  Weighted average interest rate
    at the end of the period...............      4.59%      5.61%      5.49%

Employees

The Company and the Association had 38 full-time employees and two part-time employees at September 30, 1998. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Subsidiaries

As of September 30, 1998, the Company had no subsidiaries other than First Federal, and First Federal had no subsidiaries.

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

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1998, First Federal was in compliance with the above restrictions.

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

Under the current risk classification system, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital - "well capitalized", "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from zero basis points for well capitalized, healthy institutions to 27 basis points for under capitalized institutions with substantial supervisory concerns.

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

Regulatory Capital Requirements. Federally insured savings institutions are required to maintain certain levels of regulatory capital. OTS-regulated savings associations must comply with two overlapping sets of regulatory capital standards (1) capital adequacy and minimum standards pursuant to FIRREA, and (2) various capital measures pursuant to FDICIA "Prompt Corrective Action".

Pursuant to FIRREA, savings institutions are required to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At September 30, 1998, the Association had no goodwill or other intangible assets and had no subsidiaries engaged in impermissible activities.

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

At September 30, 1998, pursuant to FIRREA, First Federal exceeded all of its regulatory capital requirements with a tangible capital ratio of 14.3%, a core capital ratio of 14.3% and a risk-based capital ratio of 24.1%.

Pursuant to FDICIA "Prompt Corrective Action", each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the OTS, have adopted substantially similar regulations, which became effective December 19, 1992. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized", (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

At September 30, 1998, pursuant to FDICIA, the Association was in the "well capitalized" category with a total risk-based ratio of 24.1%, a Tier 1 risk-based ratio of 23.5% and a Tier 1 leverage ratio of 14.3%.

The following table sets forth First Federal's compliance with each of the above-described capital requirements at September 30, 1998 and 1997.

                                                  September 30, 1998
                                        ______________________________________
                                          Tier 1        Tier 1         Total
                                         Leverage     Risk-based    Risk-based
         (Dollars in Thousands)           Capital       Capital       Capital
                                        __________    __________    __________
GAAP capital............................  $27,158       $27,158       $27,158

Adjustments to capital:
   Non-allowable assets.................       --            --          (319)
   Unrealized gain on securities........     (167)         (167)         (167)
   Allowable allowance for loan losses..       --            --           955
                                           ______        ______        ______
Regulatory capital......................  $26,991       $26,991       $27,627
                                           ======        ======        ======

Total adjusted assets................... $188,847      $114,840      $114,840
                                          =======       =======       =======

Regulatory capital ratio................    14.29%        23.50%        24.06%
                                            =====         =====         =====
Ratios for:
   Adequately capitalized requirement...     4.00%         4.00%         8.00%
   Well capitalized requirement.........     5.00%         6.00%        10.00%


                                                  September 30, 1997
                                        ______________________________________
                                          Tier 1        Tier 1         Total
                                         Leverage     Risk-based    Risk-based
         (Dollars in Thousands)           Capital       Capital       Capital
                                        __________    __________    __________
GAAP capital............................  $26,878       $26,878       $26,878

Adjustments to capital:
   Non-allowable assets.................       --            --          (320)
   Unrealized gain on securities........      (81)          (81)          (81)
   Allowable allowance for loan losses..       --            --         1,076
                                           ______        ______        ______
Regulatory capital......................  $26,797       $26,797       $27,553
                                           ======        ======        ======

Total adjusted assets................... $178,477      $108,635      $108,635
                                          =======       =======       =======

Regulatory capital ratio................    15.01%        24.67%        25.36%
                                            =====         =====         =====
Ratios for:
   Adequately capitalized requirement...     4.00%         4.00%         8.00%
   Well capitalized requirement.........     5.00%         6.00%        10.00%

Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and
savings flows of all savings institutions.   At the present time, the required
minimum liquid asset ratio is 4%. At September 30, 1998, First Federal's liquidity ratio was 13.4%.

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

At September 30, 1998, First Federal was a Tier 1 institution for purposes of this regulation.

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

Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1998, the qualified thrift investments of First Federal were approximately 83% of its portfolio assets.

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

Federal Home Loan Bank System. First Federal is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 1998, the Association had $6.6 million in advances from the FHLB of Dallas.

As a member, First Federal is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1998, First Federal had $1.2 million in FHLB stock, which was in compliance with this requirement.

As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects.

Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of September 30, 1998, no reserves were required to be maintained on the first $4.7 million of transaction accounts, reserves of 3% were required to be maintained against the next $43.1 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.



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

Under the percentage of taxable income method, the bad debt deduction equals 8% of taxable income determined without regard to that deduction and with certain adjustments. The availability of the percentage of taxable income method permits a qualifying savings institution to be taxed at a lower effective federal income tax rate than that applicable to corporations in general. This resulted generally in an effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction permitted under the percentage of taxable income method, in the absence of other factors affecting taxable income, of 31.3% exclusive of any minimum tax or environmental tax (as compared to 34% for corporations generally). For tax years beginning on or after January 1, 1993, the maximum corporate tax rate was increased to 35%, which increased the maximum effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction to 32.2%. Any savings institution at least 60% of whose assets are qualifying assets, as described in the Code, will generally be eligible for the full deduction of 8% of taxable income. As of September 30, 1998, approximately 83% of the assets of First Federal were "qualifying assets" as defined in the Code.

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

First Federal used the experience method for the periods ended September 30, 1998 and 1997 and used the percentage method for the period ended September 30, 1996.

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

Net Operating Loss Carryovers. Prior to the 1997 Tax Law, a corporation could carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years, applicable to losses incurred in taxable years beginning after 1986. The 1997 Tax Law reduced the carryback period from three years to two years and increased the carryforward period from 15 years to 20 years, effective for NOLs for taxable years beginning after July 1997. At September 30, 1998, the Company and First Federal had no NOL carryforwards for federal income tax purposes.

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

First Federal's federal income tax returns for the tax years ended September 30, 1995 forward are open under the statute of limitations and are subject to review by the IRS.


State Taxation

The Association is subject to Arkansas corporation income tax which includes a graduated rate schedule with the highest rate of 6.5% of earnings in excess of $100,000.

The state of Arkansas repealed the percentage method of computing the bad debt deduction for years beginning after January 1, 1997. As a result, the Company will have to repay tax on approximately $1.5 million of bad debt deductions ratably over a six year period for state tax purposes. The Company has made provision in the amount of $89,000 for this tax in prior financial statements and repayment will have no effect on income.

The Association is subject to Arkansas franchise tax in an amount equal to
 .27% of Arkansas apportioned capital stock. The Arkansas apportioned capital stock is the Association's capital stock (par value) multiplied by the ratio of Arkansas assets to total assets.

The Company is incorporated under Texas law and is subject to Texas franchise tax in an amount equal to the greater of 4.5% of Texas apportioned earned surplus, or .25% of Texas apportioned capital and surplus. The Texas apportioned earned surplus and capital is calculated using the ratio of Texas gross receipts to total gross receipts.

Item 2.  Properties.

The Association conducts its business from its executive office in Texarkana, Arkansas, and four full-service offices, all of which are located in Southwest Arkansas. The following table sets forth the net book value (including leasehold improvements and equipment) and certain other information with respect to the offices and other properties at September 30, 1998.

                               Leased/       Net Book Value      Amount of
                                Owned         of Property        Deposits
_________________________   ______________   ______________   ______________
                                                  (Dollars In Thousands)

Third & Olive Streets           Owned            $1,224         $101,442
Texarkana, Arkansas

611 East Wood Street            Owned                77           11,463
Ashdown, Arkansas

6th & S. Main                   Owned               124           16,082
Hope, Arkansas

1011 W. Collin Raye Drive       Owned               651           20,025
DeQueen, Arkansas

111 W. Shepherd                Leased(1)             --            2,943
Nashville, Arkansas

Richmond Road                   Owned(2)            311               --
Texarkana, Texas


____________________

(1)  Property is leased on a month to month basis.

(2) Future building site. Construction of a full-service branch office is scheduled to begin in March 1999 with an estimated completion date of October 1999 and an approximate cost of $850,000.


Item 3.  Legal Proceedings.

The Company is not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.


Item 4.  Submission of Matters to Vote of Security Holders.

None submitted during the fourth quarter of the fiscal year.

PART II.


Item 5. Market for Company's Common Equity and Related Stockholder Matters.

Shares of Texarkana First Financial Corporation's common stock are traded under the name Texarkana, symbol "FTF", on the American Stock Exchange. At September 30, 1998, the Company had approximately 412 stockholders of record.

Cash dividends declared and any additional information required herein, to the extent applicable, is incorporated by reference from pages 3 and 4 of the Company's 1998 Annual Report to Stockholders ("Annual Report").


Item 6. Selected Financial Data.

The information required herein is incorporated by reference from pages 3 and 4 of the 1998 Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required herein is incorporated by reference from pages 5 to 17 of the 1998 Annual Report.


Item 8. Financial Statements and Supplementary Data.

The information required herein is incorporated by reference from pages 18 to 42 of the 1998 Annual Report.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

PART III.


Item 10. Directors and Executive Officers of the Company.

The information required herein is incorporated by reference from pages 2 and 3 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on January 26, 1999, which was filed on December 21, 1998 ("Definitive Proxy Statement").


Item 11. Executive Compensation.

The information required herein is incorporated by reference from pages 7 to 9 of the Definitive Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required herein is incorporated by reference from pages 5 and 6 of the Definitive Proxy Statement.


Item 13. Certain Relationships and Related Transactions.

The information required herein is incorporated by reference from page 9 of the Definitive Proxy Statement, and page 38 of the Annual Report, Note 18 in the Notes to the Consolidated Financial Statements.

PART IV.


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Documents Filed as Part of this Report

(1)  The following financial statements are incorporated by reference from
Item 8 hereof (see Exhibit 13.0):

     Report of Independent Auditors
     Consolidated Statements of Financial Condition as of September 30, 1998
        and 1997.
     Consolidated Statements of Income for the Fiscal Periods Ended September
        30, 1998, 1997 and 1996
     Consolidated Statements of Changes in Shareholders' Equity for the Fiscal
        Periods Ended September 30, 1998, 1997 and 1996.
     Consolidated Statements of Cash Flows for the Fiscal Periods ended
        September 30, 1998, 1997 and 1996.
     Notes to Consolidated Financial Statements.


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

                                Exhibit Index                            Page

 2.1  Plan of Conversion                                                  *
 3.1  Articles of Incorporation of Texarkana First Financial Corporation  *
 3.2  Bylaws of Texarkana First Financial Corporation                     *
 4.1  Stock Certificate of Texarkana First Financial Corporation          **
10.1  Employment Agreement among First Federal Savings and Loan
        Association of Texarkana, Texarkana First Financial Corporation
        and James W. McKinney                                             *
10.2  Employment Agreement among First Federal Savings and Loan
        Association of Texarkana, Texarkana First Financial Corporation
        and John E. Harrison                                              *
10.3  1996 Key Employee Stock Compensation Program                        *
10.4  1996 Management Recognition Plan for Officers                       *
10.5  1996 Management Recognition Plan for Directors                      *
10.6  1996 Directors' Stock Option Plan                                   *
11.0  Earnings Per Share Computation                                      E-1
13.0  1998 Annual Report to Stockholders                                  ***

____________________

* Incorporated herein by reference from the Corporation's Registration Statement on Form S-1 (Registration No. 33-900834) filed by the Company with the SEC on March 31, 1995, as subsequently amended.

** Incorporated herein by reference from the Company's Form 10-K for the year ended September 30, 1995.

*** Previously filed by EDGAR on December 21, 1998




(b)  Reports on Form 8-K.

None filed during the fourth quarter of the fiscal year.

(c)  See (a)(3) above for all exhibits and the Exhibit Index.

(d) There are no other financial statements and financial statement schedules which were excluded from the 1998 Annual Report to Stockholders which are required to be included herein.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TEXARKANA FIRST FINANCIAL CORPORATION

                                            /s/ James W. McKinney
                                           _________________________________
                                       By:  James W. McKinney
                                              Chairman of the Board
                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James W. McKinney
__________________________________                          December 21, 1998
  James W. McKinney
    Chairman of the Board
    and Chief Executive Officer

/s/ John E. Harrison
__________________________________                          December 21, 1998
  John E. Harrison
    President, Chief Operation Officer,
    and Director

/s/ John M. Andres
__________________________________                          December 21, 1998
  John M. Andres
    Director

/s/ Arthur L. McElmurry
__________________________________                          December 21, 1998
  Arthur L. McElmurry
    Director

/s/ Donald N. Morriss
__________________________________                          December 21, 1998
  Donald N. Morriss
    Director

/s/ Josh R. Morriss, Jr.
__________________________________                          December 21, 1998
  Josh R. Morriss, Jr.
    Director

/s/ James L. Sangalli
__________________________________                          December 21, 1998
  James L. Sangalli
    Chief Financial Officer

Form 10-K
Exhibit 11
EARNINGS PER SHARE COMPUTATION






                                                Years Ended September 30,
                                           __________________________________
                                              1998        1997        1996
                                           __________  __________  __________

Net Income.................................$3,305,759  $2,883,956  $2,401,180
                                            =========   =========   =========



Weighted average shares:
  Common shares outstanding................ 1,627,087   1,686,598   1,832,272
  Common stock equivalents due to
    assumed exercise of stock options......    81,600      33,472       1,514
                                            _________   _________   _________
      Common shares assuming dilution...... 1,708,687   1,720,070   1,833,786
                                            =========   =========   =========



Net income per common share:
  Basic....................................     $2.03       $1.71       $1.31
  Assuming dilution........................      1.94        1.68        1.31



____________________