Form 10-Q
period 1998-12-31
TEXARKANA FIRST FINANCIAL CORP
filed 1999-02-11
CIK 943355

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                              FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   December 31, 1998


                                   OR


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________



                     Commission File Number  1-13842



                  Texarkana First Financial Corporation
_______________________________________________________________________
          (Exact name of registrant as specified in its charter)


               Texas                                 71-0771419
_________________________________              ________________________
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification Number)


        3rd & Olive Streets
        Texarkana, Arkansas                             71854
_________________________________________      ________________________
 (Address of principal executive office)               (Zip Code)


                            (870) 773-1103
_______________________________________________________________________
          (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of December 31, 1998, there were issued and outstanding 1,629,392 shares of the Registrant's Common Stock, par value $0.01 per share.

                  TEXARKANA FIRST FINANCIAL CORPORATION





                             TABLE OF CONTENTS




                                                                    Page

Part I.   Financial Information

Item 1.   Consolidated Financial Statements:

          Consolidated Statements of Financial Condition as of
          December 31, 1998 (unaudited) and September 30, 1998         1

          Consolidated Statements of Income for the three months
          ended December 31, 1998 and 1997 (unaudited)                 2

          Consolidated Statements of Cash Flows for the three months
          ended December 31, 1998 and 1997 (unaudited)                 3

          Notes to Unaudited Consolidated Financial Statements         5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    6




Part II.  Other Information

Item 1.   Legal Proceedings                                           11
Item 2.   Changes in Securities                                       11
Item 3.   Defaults Upon Senior Securities                             11
Item 4.   Submission of Matters to a Vote of Security Holders         11
Item 5.   Other Information                                           11
Item 6.   Exhibits and Reports on Form 8-K                            11
          Signatures                                                  12

                   TEXARKANA FIRST FINANCIAL CORPORATION
                              AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              (In Thousands)

                                                 Unaudited
                                                December 31, September 30,
                                                    1998          1998
ASSETS
Cash and cash equivalents
  Cash & due from banks.......................... $  2,583      $  2,341
  Interest bearing deposits in other banks.......    3,996           249
  Federal funds sold.............................    2,775            45
                                                  ________      ________
    Total cash and cash equivalents..............    9,354         2,635

Investment securities available-for-sale.........   21,100        25,651
Mortgage-backed securities held-to-maturity......      770           849
Federal Home Loan Bank stock.....................    1,202         1,185
Loans receivable, net of unearned income.........  155,519       155,781
Allowance for loan losses........................   (1,001)       (1,003)
Accrued interest receivable......................    1,311         1,331
Foreclosed real estate, net......................        8            56
Premises and equipment, net......................    2,415         2,387
Other assets.....................................      623           579
                                                  ________      ________
  Total assets................................... $191,301      $189,451
                                                  ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits......................................... $151,536      $151,955
Advances from borrowers for taxes & insurance....      980         2,070
Borrowed funds...................................   10,000         6,600
Accrued federal income tax.......................      714           330
Accrued state income tax.........................      261           194
Accrued expenses and other liabilities...........      896           886
                                                  ________      ________
  Total liabilities..............................  164,387       162,035
                                                  ________      ________

Commitments and contingencies....................       --            --
                                                  ________      ________

Common stock, $0.01 par value;
  15,000,000 shares authorized;
  1,983,750 shares issued........................       20            20
Additional paid-in capital.......................   13,655        13,627
Common stock acquired by stock benefit plans.....   (1,786)       (1,831)
Treasury stock, at cost, 354,358 shares and
  307,758 shares September 30, 1998..............   (7,063)       (5,996)
Retained earnings-substantially restricted.......   22,049        21,469
Accumulated other comprehensive income...........       39           127
                                                  ________      ________
    Total stockholders' equity...................   26,914        27,416
                                                  ________      ________
    Total liabilities and stockholders' equity... $191,301      $189,451
                                                  ========      ========


The accompanying notes are an integral part of this statement.

                   TEXARKANA FIRST FINANCIAL CORPORATION
                              AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Per Share Data)
                               (Unaudited)
                                                      Three Months Ended
                                                         December 31,
                                                       1998       1997
Interest income:
  Loans:
    First mortgage loans........................... $ 2,923    $ 2,834
    Consumer and other loans.......................     365        330
  Investments - taxable............................     333        301
  Mortgage-backed and related securities...........     121        129
                                                    _______    _______
    Total interest income..........................   3,742      3,594
                                                    _______    _______
Interest expense:
  Deposits.........................................   1,923      1,837
  Borrowed funds...................................     116         86
                                                    _______    _______
    Total interest expense.........................   2,039      1,923
                                                    _______    _______
    Net interest income............................   1,703      1,671
  Provision for loan losses........................      --         --
                                                    _______    _______
    Net interest income after provision............   1,703      1,671
                                                    _______    _______
Noninterest income:
  Gain on sale of investments, net.................      10         --
  Gain on sale of loans, net.......................      74         65
  Loan origination and commitment fees.............     118         86
  Other............................................     138        105
                                                    _______    _______
    Total noninterest income.......................     340        256
                                                    _______    _______
Noninterest expense:
  Compensation and benefits........................     552        511
  Occupancy and equipment..........................      56         54
  SAIF deposit insurance premium...................      22         22
  Other............................................     133        144
                                                    _______    _______
    Total noninterest expense......................     763        731
                                                    _______    _______
Income before income taxes.........................   1,280      1,196
Income tax expense.................................     459        440
                                                    _______    _______
Net income......................................... $   821    $   756
                                                    =======    =======
Other comprehensive income, net of tax:
  Unrealized gain (loss) on securities.............     (82)        11
  Reclassification of gain included in net income..      (6)        --
                                                    _______    _______
Comprehensive income...............................     733        767
                                                    =======    =======

  Earnings per common share - basic................ $ 0.536    $ 0.459
  Earnings per common share - diluted.............. $ 0.514    $ 0.439
  Weighted average shares - basic................ 1,531,409  1,646,292
  Weighted average shares - diluted.............. 1,598,156  1,722,761

The accompanying notes are an integral part of this statement.

                   TEXARKANA FIRST FINANCIAL CORPORATION
                              AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In Thousands)
                               (Unaudited)

                                                        Three Months Ended
                                                            December 31,
                                                           1998      1997
Cash Flows From Operating Activities:
  Interest and dividends received...................... $ 3,754   $ 3,495
  Miscellaneous income received........................     341       256
  Interest paid........................................    (671)     (719)
  Cash paid to suppliers and employees.................    (689)     (527)
  Cash from loans sold.................................   3,944     2,877
  Cash paid for loans originated to sell...............  (3,669)   (2,160)
  Income taxes paid....................................      (9)        8
                                                        _______   _______
    Net Cash Provided By Operating Activities..........   3,001     3,230
                                                        _______   _______

Cash Flows From Investing Activities:
  Proceeds from call and maturity of
    investment securities..............................   3,250     4,376
  Proceeds from sale of securities
    available for sale.................................     500        --
  Purchases of investment securities
    available for sale.................................      --    (2,750)
  Purchases of mortgage-backed securities..............      --    (2,841)
  Principal collected on mortgage-backed securities....     784       347
  Purchase of fixed assets.............................     (55)      (98)
  Net (increase) in loans..............................     (95)     (567)
  Cash paid for REO held for resale....................      (8)       (3)
  Proceeds from sale of REO and other REO recoveries...      80        72
                                                        _______   _______
    Net Cash Provided (Used) By Investing Activities...   4,456    (1,464)
                                                        _______   _______

Cash Flows From Financing Activities:
  Net increase (decrease) in savings,
    demand deposits, and certificates of deposit.......  (1,723)     (600)
  Net increase (decrease) in escrow funds..............  (1,089)     (999)
  Net increase (decrease) in funds borrowed............   3,400     1,483
  Purchase of treasury stock...........................  (1,068)     (701)
  Stock options exercised..............................       8         8
  Cash dividends paid on common stock..................    (266)     (250)
                                                        _______   _______
    Net Cash (Used) By Financing Activities............    (738)   (1,059)
                                                        _______   _______
    Net Increase (Decrease) In Cash and Cash Equivalents  6,719       707
                                                        _______   _______
Cash and Cash Equivalents, beginning of period.........   2,635     6,053
                                                        _______   _______
Cash and Cash Equivalents, end of period............... $ 9,354   $ 6,760
                                                        =======   =======


The accompanying notes are an integral part of this statement.

                   TEXARKANA FIRST FINANCIAL CORPORATION



              SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS

                                                        Three Months Ended
                                                            December 31,
                                                           1998      1997
Reconciliation of net income to cash provided
    by operating activities:
Net income............................................. $   821   $   756
                                                        _______   _______

Adjustments to reconcile net income to cash provided
    by operating activities:
  Depreciation.........................................      28        26
  Amortization of discounts and premiums...............      20         6
  Amortization of deferred loan fees...................     (13)       (5)
  Amortization of common stock acquired
    by benefit plans...................................     137       150
  (Gain) loss on sales of real estate owned............       1        (2)
  (Gain) loss on sales of securities available for sale     (10)       --
  Interest expense credited to saving accounts.........   1,304     1,221
  Dividend and interest income added to investments....     (31)      (29)
  Loan fees deferred...................................      15        11
Changes in assets and liabilities:
  (Increase) decrease in interest receivable...........      20       (82)
  Increase (decrease) in accrued interest payable......      64       (17)
  Increase (decrease) in income tax payable............     451       448
  Net increase (decrease) in other
    receivables and payables...........................     194       747
                                                        _______   _______
    Total adjustments..................................   2,180     2,474
                                                        _______   _______
Net cash provided by operations........................ $ 3,001   $ 3,230
                                                        =======   =======






Supplemental schedule of noncash investing
  and financing activities:
    FHLB stock dividends not redeemed.................. $    17   $    17
    Acquisition of real estate in settlement of loans..      22        70
    Loans made to finance sale of REO..................      79        76

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

The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the year ending September 30, 1999. Although net income was consistent for the first three months, earnings for the full fiscal year will be impacted by the repurchase of Company stock and various economic conditions. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1998, contained in the Company's annual report to stockholders.

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

Borrowed Funds

Borrowed funds consist of fixed rate notes from the Federal Home Loan Bank. At December 31, 1998, the balance was $10.0 million at an average rate of 4.28%. At September 30, 1998, the balance was $6.6 million at an average rate of 4.59%.

                   TEXARKANA FIRST FINANCIAL CORPORATION



                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Financial Condition

At December 31, 1998, the Company's assets amounted to $191.3 million as compared to $189.5 million at September 30, 1998. The $1.8 million (1.0%) increase was primarily due to an increase of $6.7 million (255.0%) in cash and cash equivalents, partially offset by a decrease of $4.7 million (16.7%) in investments. Liabilities increased $2.4 million (1.5%) to $164.4 million at December 31, 1998 compared to $162.0 million at September 30, 1998 primarily due to an increase of $3.4 million (51.5%) in borrowed funds, partially offset by a $1.1 million (52.7%) decrease in borrowers' escrow balances (property tax payments are made in the first two quarters of the fiscal year).

For the three months ended December 31, 1998, loans decreased $.3 million (.2%) with $4.0 million of loans sold during the quarter.
Deposits decreased $.4 million (.3%) primarily in money market accounts.

Stockholders' equity amounted to $26.9 million (14.1% of total assets) at December 31, 1998 compared to $27.4 million (14.5% of total assets) at September 30, 1998. The retained earnings balance reflects the $821,000 net income from operations, less the $261,000 in dividends declared. The treasury stock balance reflects the net increase of 46,600 shares of common stock.

Asset quality remains strong with a ratio of nonperforming assets to total assets of .27% and .18% as of December 31, 1998 and September 30, 1998, respectively, and a ratio of nonperforming loans and debt restructurings to total loans of .33% and .19%, respectively.



Comparison of Results of Operations for the Three Month Periods Ended December 31, 1998 and 1997

General
For the three months ended December 31, 1998, net income was $821,000 compared to $756,000 for the same period ended December 31, 1997. The increase of $65,000 (8.6%) in net income was due to an increase of $32,000 in net interest income and a decrease of $52,000 in net noninterest expense, which were partially offset by an increase of $19,000 in income tax expense.

For the three months ended December 31, 1998 and December 31, 1997, basic earnings per share was $.54 and $.46, respectively (diluted EPS of $.51 and $.44, respectively). Return on average assets (ROA) was 1.69% and 1.67%, respectively, and return on average equity (ROE) was 11.99% and 10.88%, respectively. The operating efficiency ratio was 37.3% and 37.9%, respectively.

Net Interest Income
For the three months ended December 31, 1998, net interest income increased $32,000 (1.9%) compared to the same period in 1997. The increase was due to an increase of $148,000 (4.1%) in interest income, partially offset by an increase of $116,000 (6.0%) in interest expense. For the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998, the net interest margin was 3.60% and 3.78%, respectively, and the net interest spread was 2.89% and 2.99%, respectively.

Interest Income
For the three months ended December 31, 1998, interest income increased $148,000 (4.1%) compared to the same period in 1997. The increase was the result of higher average balances partially offset by lower rates. Average earning assets increased to $187.6 million from $175.6 million and the average yield declined to 7.92% from 8.12%.

Interest Expense
For the three months ended December 31, 1998, interest expense increased $116,000 (6.0%) compared to the same period in 1997. The increase was the result of higher average balances partially offset by lower rates. Average interest bearing liabilities increased to $161.0 million from $148.6 million and the average rate declined to 5.02% from 5.13%

Provision for Loan Losses
No provisions were made for loan losses during the three months ended December 31, 1998. During fiscal 1998, the allowance for loan losses was reduced by $100,000 with a credit to the provision for loan losses. The adjustment reduced the amount of the unallocated reserve allowance. No charge has been made to provision for loan losses since March 1995. During this time, asset quality remained consistently favorable with a ratio of nonperforming loans to total loans of .33% at December 31, 1998, .19% at September 30, 1998 and .19% at September 30, 1997.

At December 31, 1998 and September 30, 1998, the balance of the allowance for loan losses was $1.0 million and $1.0 million, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 193.99% and 342.32%, respectively. Management believes that the current allowance for loan losses is adequate based upon prior loss experience, the volume and type of lending conducted by the Association, industry standards, past due loans and the current economic conditions in the market area.

Noninterest Income
For the three months ended December 31, 1998, noninterest income increased $84,000 (32.8%) compared to the same period in 1997. The increase was primarily due to increases of $32,000 in loan origination fees and $24,000 in service charges and fees. The increase in loan origination fees was the result of increases in the number and amount of mortgage loans originated and sold.

Noninterest Expense
For the three months ended December 31, 1998, noninterest expense increased $32,000 (4.4%) compared to the same period in 1997. The increase was primarily due to increases of $41,000 in compensation and benefits, partially offset by a decrease of $11,000 in other miscellaneous expenses.



Liquidity and Capital Resources

The Company's assets consist primarily of cash and cash equivalents and the shares of the Association's common stock. The Company has no significant liabilities. The Association's deposit retention and growth has remained steady. With a ratio of loans to deposits of 102.6% at December 31, 1998 and 102.5% at September 30, 1998, liquidity remains adequate for current operating needs. At December 31, 1998, the Association's liquidity ratio was 12.4% compared to the required regulatory minimum of 4.0%.

The Company's and the Association's regulatory capital remains well in excess of all applicable regulatory requirements. At December 31, 1998, the Company's tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 14.06%, 23.24% and 23.79%, respectively, and the Association's tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 13.84%, 22.92% and 23.47%, respectively, compared to regulatory "adequately capitalized" requirements of 4.0%, 4.0% and 8.0%, respectively.



The Year 2000 Issue

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

The Company's core processing systems are outsourced through a contract with a third party vendor. The Company's and the vendor's Year 2000 readiness is reviewed and monitored by the OTS.

According to the Company's implementation schedule, hardware and software upgrades and replacements were to be completed by December 31, 1998, and validation testing of software was to be completed by March 31, 1999. Implementation of the Year 2000 Plan is on schedule. In-house hardware and software upgrades and replacements were completed November 30, 1998. Vendor software modifications are 100% completed. The Company has participated in the testing process as part of a user group which has evaluated testing methodology and prepared its own test data along with that of other group members. Initial testing was completed October 16, 1998 and test results are being reviewed. If necessary, additional testing may be conducted throughout 1999. The contingency plan for all critical systems has been completed and approved by management and the Board of Directors.

Implementation of the Year 2000 Plan involves both direct and indirect costs which are charged to earnings as incurred. Direct costs include hardware and software upgrades and replacements, potential charges by third party software vendors, and resulting costs if the contingency plan for critical systems must be implemented. Indirect costs principally consist of existing employee time related to implementation of the Year 2000 Plan. Based on estimated costs within the Year 2000 Plan, such costs will not have a material impact on the Company's financial condition or results of operations. The incremental costs associated with the Company's Year 2000 compliance are expected to be approximately $35,000. At December 31, 1998, $20,000 had been expended.



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

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income (including, for example, unrealized gains and losses on available for sale securities) be reported in a financial statement that is displayed with the same prominence as other financial statements. It requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from net worth and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

Item 2.  Changes in Securities
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         The Annual Meeting of Stockholders of the Company was held on January 26, 1999. The Information required herein is incorporated by reference from the Notice of Annual Meeting of Stockholders and Proxy Statement dated and filed December 21, 1998. Stockholders elected all directors which were proposed for nomination and ratified the appointment of Wilf & Henderson, P.C. as the Company's independent auditors. Voting results are contained in the Report of Inspector of Election for the Annual Meeting of Stockholders (Exhibit 99).

Item 5.  Other Information
         On September 1, 1998, the Company announced a plan to repurchase up to 85,000 shares (5%) of the Company's outstanding common stock and 71,400 shares have been repurchased as of January 29, 1999. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

         On December 29, 1998, the Company declared a quarterly dividend in the amount of $.16 per share, payable January 28, 1999 to stockholders of record on January 14, 1999.

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



                                   TEXARKANA FIRST FINANCIAL CORPORATION



                                            /s/ James W. McKinney
Date:  February __, 1999              By:  _____________________________
                                           James W. McKinney
                                           Chairman and CEO



                                            /s/ James L. Sangalli
Date:  February __, 1999              By:  _________________________ ___
                                           James L. Sangalli
                                           Chief Financial Officer

Form 10-Q
Exhibit 11
EARNINGS PER SHARE COMPUTATION


                                                Three Months Ended
                                                   December 31,
                                              ______________________
                                                 1998        1997
                                              __________  __________

Net Income                                    $  821,441  $  756,271
                                               =========   =========


Weighted average shares:
  Common shares outstanding                    1,531,409   1,646,292
  Common stock equivalents due to
    assumed exercise of stock options             66,747      76,469
                                               _________   _________
      Common shares assuming dilution          1,598,156   1,722,761
                                               =========   =========


Net income per common share:
  Basic                                            $.536       $.459
  Assuming dilution                                 .514        .439


                                      E 1

Form 10-Q
Exhibit 99

                       REPORT OF INSPECTOR OF ELECTION

I,      Larry H. Henderson, CPA                    , the duly appointed
representative of Texarkana First Financial Corporation , the Inspector of Election of Texarkana First Financial Corporation (the "Company"), do hereby certify as follows:

That an Annual Meeting of Stockholders of the Company was held at the main office of First Federal Savings and Loan Association located at Third and Olive Streets, Texarkana, Arkansas 71854 on Tuesday, January 26, 1999 at 3:00 p.m., Central Time, pursuant to due notice.

That before entering into the discharge of my duty, I was sworn, and the oath so taken by me is hereto attached.

That I inspected the signed proxies used at the Annual Meeting and found the same to be in proper form.

That there were 1,642,792 shares of common stock of the Company which could be voted at the Annual Meeting, and that 1,453,353 shares were represented at such meeting by the holders thereof or by proxy, which constituted a quorum.

1. That I did receive the votes of the stockholders by ballot and by proxy with respect to the election of directors of the Company, as set forth below:

                                  FOR         WITHHOLD      NOT VOTED
     a.  James W. McKinney     1,453,253         100            --
     b.  Donald N. Morriss     1,453,253         100            --

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

2. That I did receive the votes of the stockholders by ballot and by proxy to ratify the appointment of Wilf & Henderson, P.C. as the Company's independent auditors for the fiscal year ending September 30, 1998, as set forth below:

           FOR           AGAINST          ABSTAIN          NOT VOTED
        1,441,025           --             11,900              428

That said proposal received a majority of the total votes eligible to be cast at the Annual Meeting and that this matter has been adopted by the stockholders of the Company.

IN WITNESS WHEREOF, I have made this certificate and have hereunto set my hand this 26th day of January, 1999.

                                        INSPECTOR OF ELECTION


                                         /s/ Larry H. Henderson
                                     By:______________________________
                                        Larry H. Henderson, CPA

                                   E 2