Form 10-Q
period 1999-03-31
TEXARKANA FIRST FINANCIAL CORP
filed 1999-05-12
CIK 943355

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                              FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   March 31, 1999


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 1999, there were issued and outstanding 1,588,592 shares of the Registrant's Common Stock, par value $0.01 per share.

                  TEXARKANA FIRST FINANCIAL CORPORATION





                             TABLE OF CONTENTS




                                                                    Page

Part I.   Financial Information

Item 1.   Consolidated Financial Statements:

          Consolidated Statements of Financial Condition as of
          March 31, 1999 (unaudited) and September 30, 1998            1

          Consolidated Statements of Income for the three and
          six months ended March 31, 1999 and 1998 (unaudited)         2

          Consolidated Statements of Cash Flows for the six months
          ended March 31, 1999 and 1998 (unaudited)                    3

          Notes to Unaudited Consolidated Financial Statements         5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    6



Part II.  Other Information

Item 1.   Legal Proceedings                                           14
Item 2.   Changes in Securities                                       14
Item 3.   Defaults Upon Senior Securities                             14
Item 4.   Submission of Matters to a Vote of Security Holders         14
Item 5.   Other Information                                           14
Item 6.   Exhibits and Reports on Form 8-K                            14
          Signatures                                                  15

                  TEXARKANA FIRST FINANCIAL CORPORATION
                             AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (In Thousands)

                                                   Unaudited
                                                    March 31,   September 30,
                                                      1999           1998
ASSETS
Cash and cash equivalents
   Cash & due from banks........................... $  2,142       $  2,341
   Interest bearing deposits in other banks........       93            249
   Federal funds sold..............................      735             45
                                                    ________       ________
      Total cash and cash equivalents..............    2,970          2,635

Investment securities available-for-sale...........   28,852         25,651
Mortgage-backed securities held-to-maturity........      663            849
Federal Home Loan Bank stock.......................    1,219          1,185
Loans receivable, net of unearned income...........  155,306        155,781
Allowance for loan losses..........................   (1,002)        (1,003)
Accrued interest receivable........................    1,273          1,331
Foreclosed real estate, net........................       36             56
Premises and equipment, net........................    2,414          2,387
Other assets.......................................      675            579
                                                    ________       ________
   Total assets.................................... $192,406       $189,451
                                                    ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits........................................... $153,421       $151,955
Advances from borrowers for taxes & insurance......    1,203          2,070
Borrowed funds.....................................   10,000          6,600
Accrued federal income tax.........................      360            330
Accrued state income tax...........................      150            194
Accrued expenses and other liabilities.............      631            886
                                                    ________       ________
   Total liabilities...............................  165,765        162,035
                                                    ________       ________
Commitments and contingencies......................      - -            - -
                                                    ________       ________
Common stock, $0.01 par value;
   15,000,000 shares authorized;
   1,983,750 shares issued.........................       20             20
Additional paid-in capital.........................   13,683         13,627
Common stock acquired by stock benefit plans.......   (1,553)        (1,831)
Treasury stock, at cost, 395,158 shares and
   307,758 shares September 30, 1998...............   (8,027)        (5,996)
Retained earnings-substantially restricted.........   22,571         21,469
Accumulated other comprehensive income.............      (53)           127
                                                    ________       ________
      Total stockholders' equity...................   26,641         27,416
                                                    ________       ________
      Total liabilities and stockholders' equity... $192,406       $189,451
                                                    ========       ========


The accompanying notes are an integral part of this statement.

                  TEXARKANA FIRST FINANCIAL CORPORATION
                             AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME
                  (In Thousands, Except Per Share Data)
                              (Unaudited)

                                                  Three Months     Six Months
                                                      Ended          Ended
                                                    March 31,      March 31,
                                                   1999   1998    1999   1998
Interest Income
   Loans
      First mortgage loans...................... $2,833 $2,838  $5,756 $5,672
      Consumer and other loans..................    356    335     721    665
   Investment securities........................    367    322     700    623
   Mortgage-backed and related securities.......    103    146     224    275
                                                 ______ ______  ______ ______
      Total Interest Income.....................  3,659  3,641   7,401  7,235
                                                 ______ ______  ______ ______
Interest Expense
   Deposits.....................................  1,860  1,841   3,783  3,678
   Borrowed funds...............................    107     89     223    175
                                                 ______ ______  ______ ______
      Total Interest Expense....................  1,967  1,930   4,006  3,853
                                                 ______ ______  ______ ______
      Net Interest Income.......................  1,692  1,711   3,395  3,382
   Provision for loan losses....................    - -    - -     - -    - -
                                                 ______ ______  ______ ______
      Net Interest Income After Provision.......  1,692  1,711   3,395  3,382
                                                 ______ ______  ______ ______
Noninterest Income
   Gain on sale of investments, net.............    - -    - -      10    - -
   Gain on sale of loans, net...................     37     91     111    165
   Loan origination and commitment fees.........     97    106     215    192
   Other........................................    142    128     280    224
                                                 ______ ______  ______ ______
      Total Noninterest Income..................    276    325     616    581
                                                 ______ ______  ______ ______
Noninterest Expense
   Compensation and benefits....................    540    535   1,092  1,046
   Occupancy and equipment......................     58     51     114    105
   SAIF deposit insurance premium...............     23     23      45     45
   Other........................................    150    142     283    286
                                                 ______ ______  ______ ______
      Total Noninterest Expense.................    771    751   1,534  1,482
                                                 ______ ______  ______ ______
Income Before Income Taxes......................  1,197  1,285   2,477  2,481
Income tax expense..............................    405    477     864    917
                                                 ______ ______  ______ ______
Net Income...................................... $  792 $  808  $1,613 $1,564
                                                 ====== ======  ====== ======
Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities.........    (92)   (14)   (174)    (3)
   Reclassification of gain
      included in net income....................    - -    - -      (6)   - -
                                                 ______ ______  ______ ______
Comprehensive income............................ $  700 $  794  $1,433 $1,561
                                                 ====== ======  ====== ======

   Earnings per common share - basic............ $0.523 $0.494  $1.060 $0.953
   Earnings per common share - diluted.......... $0.502 $0.470  $1.016 $0.909
   Weighted average shares - basic..............  1,512  1,634   1,522  1,640
   Weighted average shares - diluted............  1,578  1,717   1,588  1,720

The accompanying notes are an integral part of this statement.

                  TEXARKANA FIRST FINANCIAL CORPORATION
                             AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In Thousands)
                               (Unaudited)

                                                                 Six Months
                                                               Ended March 31,
                                                               1999      1998
Cash Flows From Operating Activities:
   Interest and dividends received.......................... $7,439    $7,177
   Miscellaneous income received............................    604       576
   Interest paid............................................ (1,407)   (1,385)
   Cash paid to suppliers and employees..................... (1,564)   (1,230)
   Cash from loans sold.....................................  7,028     7,890
   Cash paid for loans originated to sell................... (6,753)   (5,165)
   Income taxes paid........................................   (877)     (866)
                                                             ______    ______
      Net Cash Provided By Operating Activities.............  4,470     6,997
                                                             ______    ______

Cash Flows From Investing Activities:
   Proceeds from call and maturity of investment securities.  5,600     8,605
   Proceeds from sale of securities available for sale......    - -       - -
   Purchases of investment securities available for sale....(10,370)  (10,146)
   Purchases of mortgage-backed securities..................    - -    (2,841)
   Collection of principal on mortgage-backed securities....  1,472       899
   Purchase of fixed assets.................................    (81)     (102)
   Net (increase) decrease in loans.........................    531    (2,229)
   Cash paid for REO held for resale........................     (9)      (17)
   Proceeds from sale of REO and other REO recoveries.......      1        64
                                                             ______    ______
      Net Cash Provided (Used) By Investing Activities...... (2,856)   (5,767)
                                                             ______    ______

Cash Flows From Financing Activities:
   Net increase (decrease) in savings,
      demand deposits, and certificates of deposit.......... (1,116)    2,668
   Net increase (decrease) in escrow funds..................   (866)     (793)
   Net increase (decrease) in funds borrowed................  3,400     1,033
   Purchase of treasury stock............................... (2,218)     (730)
   Stock options exercised..................................     48         8
   Cash dividends paid on common stock......................   (527)     (497)
                                                             ______    ______
      Net Cash (Used) By Financing Activities............... (1,279)    1,689
                                                             ______    ______

      Net Increase (Decrease) In Cash and Cash Equivalents..    335     2,919
                                                             ______    ______
Cash and Cash Equivalents, beginning of period..............  2,635     6,053
                                                             ______    ______
Cash and Cash Equivalents, end of period.................... $2,970    $8,972
                                                             ======    ======

The accompanying notes are an integral part of this statement.

                  TEXARKANA FIRST FINANCIAL CORPORATION


              SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS

                                                                 Six Months
                                                               Ended March 31,
                                                               1999      1998
Reconciliation of net income to cash provided
      by operating activities:
Net income.................................................. $1,613    $1,564
                                                             ______    ______

Adjustments to reconcile net income to cash provided
      by operating activities:
   Depreciation.............................................     54        52
   Amortization of discounts and premiums...................     35        15
   Amortization of deferred loan fees.......................    (19)      (20)
   Amortization of common stock acquired by benefit plans...    274       300
   (Gain) loss on sales of real estate owned................    (12)        5
   (Gain) loss on sales of securities available for sale....    (10)      - -
   Interest expense credited to saving accounts.............  2,581     2,502
   Dividend and interest income added to investments........    (60)      (58)
   Loan fees deferred.......................................     24        22
Changes in assets and liabilities:
   (Increase) decrease in interest receivable...............     57       (20)
   Increase (decrease) in accrued interest payable..........     18       (34)
   Increase (decrease) in income tax payable................    (13)       51
   Net increase (decrease) in other receivables and payables    (72)    2,618
                                                             ______    ______
      Total adjustments.....................................  2,857     5,433
                                                             ______    ______

Net cash provided by operations............................. $4,470    $6,997
                                                             ======    ======




Supplemental schedule of noncash investing
   and financing activities:
      FHLB stock dividends not redeemed..................... $   33    $   34
      Acquisition of real estate in settlement of loans.....     40        70
      Loans made to finance sale of REO.....................     79        76

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

The results of operations for the three and six months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending September 30, 1999. Although net income was fairly consistent for the first two quarters, earnings for the full fiscal year will be impacted by the repurchase of Company stock and various economic conditions. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1998, contained in the Company's annual report to stockholders.


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

                  TEXARKANA FIRST FINANCIAL CORPORATION


                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

At March 31, 1999, the Company's assets amounted to $192.4 million as compared to $189.4 million at September 30, 1998, a $3.0 million (1.6%) increase. Investments increased $3.0 million (11.0%), cash and cash equivalents increased $.3 million (12.7%) and loans, net of unearned income decreased $.5 million (.3%).

Asset quality remains strong with a ratio of nonperforming assets to total assets of .43% and .18% as of March 31, 1999 and September 30, 1998, respectively, and a ratio of nonperforming loans and debt restructurings to total loans of .51% and .19%, respectively. The ratio of allowance for loan losses to total loans was .65% at March 31, 1999 and .64% at September 30, 1998.

Liabilities increased $3.7 million (2.3%) to $165.7 million at March 31, 1999 compared to $162.0 million at September 30, 1998. Deposits increased $1.5 million (1.0%) primarily in savings and interest bearing transaction accounts and borrowers' escrow balances decreased $.9 million (41.9%) (property tax payments are made in the first two quarters of the fiscal year). Borrowed funds increased $3.4 million (51.5%). In September and October of 1998, borrowed funds were converted from 30 day Federal Home Loan Bank (FHLB) advances to FHLB notes with various maturities and call provisions. Prior to the conversion to FHLB notes, the FHLB advance rate was 5.49%. At March 31, 1999, the average rate of the FHLB notes was 4.28%.

Stockholders' equity amounted to $26.6 million (13.8% of total assets) at March 31, 1999 compared to $27.4 million (14.5% of total assets) at September 30, 1998. The retained earnings balance reflects the $1,613,000 net income from operations, less dividends declared. The treasury stock balance reflects the net increase of 87,400 shares of common stock, including 3,400 shares of exercised options. Accumulated other comprehensive income decreased $.2 million, reflecting the decline in the fair market value of available for sale investments.


Comparison of Results of Operations for the Three Month and Six Month Periods Ended March 31, 1999 and 1998

General.
For the three months ended March 31, 1999 compared to the same period ended March 31, 1998, earnings per share and return on average equity were higher while net income and return on average assets were lower.

For the six months ended March 31, 1999 compared to the same period ended March 31, 1998, net income, earnings per share and return on average equity were higher while return on average assets was lower.

For the three month and six month periods ended March 31, 1999, decreases in average equity, resulting from the purchase of additional shares of common stock to be held as treasury shares, contributed to the increases in the return on average equity and earnings per share. Total average earning assets and total average interest bearing liabilities were both higher. Lower rates on earning assets (investments and loans) were partially offset by lower rates on interest bearing liabilities (deposits and borrowed funds).

For the three most recent quarters ended March 31, 1999, December 31, 1998 and September 30, 1998, respectively, the yield on total average earning assets was 7.88%, 7.92% and 7.99%; the rate on total average interest bearing liabilities was 4.92%, 5.03% and 5.14%; the interest rate spread was 2.96%, 2.89% and 2.85%; and, the net interest margin was 3.65%, 3.60% and 3.62%.

For the three months ended March 31, 1999, net income was $792,000 compared to $808,000 for the same period ended March 31, 1998. The decrease of $16,000 (2.0%) in net income was due to a decrease of $19,000 in net interest income and an increase of $69,000 in net noninterest expense, both of which were partially offset by a decrease of $72,000 in income tax expense of which $42,000 was a tax benefit for the vested value in excess of the award value for Management Recognition Plan shares which vested in January and February of 1999.

For the three months ended March 31, 1999 and March 31, 1998, basic earnings per share was $.52 and $.49, respectively (diluted EPS of $.50 and $.47, respectively). Return on average assets (ROA) was 1.64% and 1.78%, respectively, return on average equity (ROE) was 11.80% and 11.78%, respectively, and the operating efficiency ratio was 39.2% and 36.9%, respectively.

For the six months ended March 31, 1999, net income was $1,613,000 compared to $1,564,000 for the same period ended March 31, 1998. The increase of $49,000 (3.1%) in net income was due to an increase of $13,000 in net interest income and a decrease of $53,000 in income tax expense, which were partially offset by an increase of $17,000 in net noninterest expense.

For the six months ended March 31, 1999 and March 31, 1998, basic earnings per share was $1.06 and $.95, respectively (diluted EPS of $1.02 and $.91, respectively). Return on average assets (ROA) was 1.66% and 1.72%, respectively, return on average equity (ROE) was 11.90% and 11.32%, respectively, and the operating efficiency ratio was 38.2% and 37.4%, respectively.

Net Interest Income.
For the three months ended March 31, 1999, net interest income decreased $19,000 (1.1%) compared to the same period in 1998. The decrease was due to an increase of $37,000 (1.9%) in interest expense, partially offset by an increase of $18,000 (.5%) in interest income. For the second quarter of fiscal 1999 compared to the second quarter of fiscal 1998, the net interest margin was 3.65% and 3.87%, respectively, and the net interest spread was 2.96% and 3.07%, respectively.

For the six months ended March 31, 1999, net interest income increased $13,000 (.4%) compared to the same period in 1998. The increase was due to an increase of $166,000 (2.3%) in interest income, partially offset by an increase of $153,000 (4.0%) in interest expense. For the six month period of fiscal 1999 compared to the same period of fiscal 1998, the net interest margin was 3.62% and 3.82%, respectively, and the net interest spread was 2.93% and 3.03%, respectively.

Interest Income.
For the three months ended March 31, 1999, interest income increased $18,000 (.5%) compared to the same period in 1998. The increase was the result of higher average balances partially offset by lower rates. Average earning assets increased to $188.2 million from $179.4 million and the average yield declined to 7.88% from 8.23%.

For the six months ended March 31, 1999, interest income increased $166,000 (2.3%) compared to the same period in 1998. The increase was the result of higher average balances partially offset by lower rates. Average earning assets increased to $187.9 million from $177.5 million and the average yield declined to 7.90% from 8.17%.

Interest Expense.
For the three months ended March 31, 1999, interest expense increased $37,000 (1.9%) compared to the same period in 1998. The increase was the result of higher average balances partially offset by lower rates. Average interest bearing liabilities increased to $162.2 million from $151.8 million and the average rate declined to 4.92% from 5.16%.

For the six months ended March 31, 1999, interest expense increased $153,000 (4.0%) compared to the same period in 1998. The increase was the result of higher average balances partially offset by lower rates. Average interest bearing liabilities increased to $161.6 million from $150.2 million and the average rate declined to 4.97% from 5.15%.

Provision for Loan Losses.
No provisions were made for loan losses during the six months ended March 31, 1999. No charge has been made to provision for loan losses since March 1995. During this time, asset quality remained favorable with a ratio of nonperforming loans to total loans of .51% at March 31, 1999, .19% at September 30, 1998 and .19% at September 30, 1997.

At March 31, 1999 and September 30, 1998, the balance of the allowance for loan losses was $1.0 million and $1.0 million, respectively. The ratio of the allowance for loan losses to nonperforming loans was 126.20% and 342.32%, respectively, and the ratio of the allowance for loan losses to total loans was .65% and .64%, respectively. Management believes that the current allowance for loan losses is adequate based upon prior loss experience, the volume and type of lending conducted by the Association, industry standards, past due loans and the current economic conditions in the market area.

Noninterest Income.
For the three months ended March 31, 1999, noninterest income decreased $49,000 (15.1%) compared to the same period in 1998. The decrease was primarily due to decreases of $54,000 in net gain on sale of loans and $9,000 in loan origination fees, which were partially offset by an increase of $14,000 in other noninterest income (primarily service charges and loan servicing fees).

For the six months ended March 31, 1999, noninterest income increased $35,000 (6.0%) compared to the same period in 1998. The increase was primarily due to increases of $56,000 in other noninterest income and $23,000 in loan origination fees, which were partially offset by a decrease of $54,000 in net gain on sale of loans. The increase in other noninterest income consisted primarily of increases of $36,000 in service charges, $10,000 in loan servicing fees and $7,000 in net gain on sale of repossessed assets. Although the number and amount of mortgage loans originated and sold during the two periods was approximately equal, the net gain on sale of loans was lower for the most recent six month period.

Noninterest Expense.
For the three months ended March 31, 1999, noninterest expense increased $20,000 (2.7%) compared to the same period in 1998. The increase was primarily due to increases of $5,000 in compensation and benefits, $7,000 in occupancy and equipment and $8,000 in other noninterest expense.

For the six months ended March 31, 1999, noninterest expense increased $52,000 (3.5%) compared to the same period in 1998. The increase was primarily due to increases of $46,000 in compensation and benefits and $9,000 in occupancy and equipment, which were partially offset by a decrease of $3,000 in other noninterest expense.


Liquidity and Capital Resources

The Company's assets consist primarily of cash and cash equivalents and the shares of the Association's common stock. The Association's deposit retention and growth has remained steady. The ratio of loans to deposits was 101.2% at March 31, 1999 and 102.5% at September 30, 1998. From September 30, 1998 to March 31, 1999, investments available for sale increased $3.2 million (12.5%) and cash and cash equivalents increased $.3 million (12.7%). Liquidity remains adequate for current operating needs. At March 31, 1999, the Association's liquidity ratio was 14.6% compared to the required regulatory minimum of 4.0%.

The Company's and the Association's regulatory capital remains well in excess of all applicable regulatory requirements. At March 31, 1999, the Company's tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 13.87%, 23.09% and 23.65%, respectively, and the Association's tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 13.67%, 22.80% and 23.36%, respectively. Pursuant to FDICIA and OTS regulations, an institution is deemed to be "adequately capitalized" with capital ratios equal to or above 4.0%, 4.0% and 8.0%, respectively, and "well capitalized" with capital ratios equal to or above 5.0%, 6.0% and 10.0%, respectively.

Asset/Liability Management and Interest Rate Risk

The objective of asset/liability management is to maximize net interest margin within an acceptable level of interest rate risk.

Net interest income is the primary component of net income and interest rate risk is a significant exposure. Interest rate risk can be defined as the amount of forecasted net interest income that may be gained or lost due to favorable or unfavorable movements in interest rates.

In order to minimize the potential for adverse effects of material and prolonged changes in interest rates on the Company's results of operations, management has implemented and continues to monitor asset and liability policies to better match the maturities and repricing terms of rate-sensitive assets and rate-sensitive liabilities. Management also monitors and evaluates, on a quarterly basis, the potential impact of interest rate changes upon the Company's net portfolio value and net interest income.

The ability to maximize net interest income is largely dependent upon the achievement of a positive interest rate margin that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of rate-sensitive assets and rate-sensitive liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap", provides an indication of the extent to which an institution's interest rate margin will be affected by changes in interest rates. A gap is considered positive when the amount of rate-sensitive assets exceeds the amount of rate-sensitive liabilities, and is considered negative when the amount of rate-sensitive liabilities exceeds the amount of rate-sensitive assets. During a period of rising interest rates, a negative gap would cause a decrease in net interest income, while a positive gap would cause an increase in net interest income. During a period of declining interest rates, a negative gap would cause an increase in net interest income, while a positive gap would cause a decrease in net interest income.

At March 31, 1999, the estimated one-year gap was a negative 69.3% and the ratio of rate-sensitive assets to rate-sensitive liabilities maturing or repricing within one year was 59.1%.

At March 31, 1999, assuming instantaneous interest rate changes sustained for a twelve-month period, the following table presents the estimated percent of change in the net portfolio value and net interest income for various changes in interest rates (100 basis points equals 1%). Estimates are based upon numerous assumptions. Actual sensitivity to interest rate changes could vary significantly if actual experience differs from assumptions used in making the calculations. Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts, if any.

                                  Percentage Change in
           Change in          _____________________________
         Interest Rates       Net Portfolio    Net Interest
         (Basis Points)           Value           Income
        _______________       _____________    ____________
             +200                  -3.5%           -9.9%
             +100                  -1.2%           -5.0%
             -100                  +1.4%           +4.7%
             -200                  +3.4%           +9.4%


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

According to the Company's implementation schedule, hardware and software upgrades and replacements were to be completed by December 31, 1998, and validation testing of software was to be completed by March 31, 1999. Implementation of the Year 2000 Plan is on schedule. In-house hardware and software upgrades and replacements were completed November 30, 1998. Vendor software modifications are 100% completed. The Company has participated in the testing process as part of a user group which has evaluated testing methodology and prepared its own test data along with that of other group members. Initial testing was completed October 16, 1998. Test results have been reviewed and final testing was completed April 12, 1999. Test results were successful and all critical systems were determined to be Year 2000 ready. The contingency plan for all critical systems has been completed and approved by management and the Board of Directors.

Implementation of the Year 2000 Plan involves both direct and indirect costs which are charged to earnings as incurred. Direct costs include hardware and software upgrades and replacements, potential charges by third party software vendors, and resulting costs if the contingency plan for critical systems must be implemented. Indirect costs principally consist of existing employee time related to implementation of the Year 2000 Plan. Based on estimated costs within the Year 2000 Plan, such costs will not have a material impact on the Company's financial condition or results of operations. The incremental costs associated with the Company's Year 2000 compliance were budgeted at approximately $35,000. At March 31, 1999, $24,000 had been expended.


Recent Legislation

In August 1996, the Small Business Job Protection Act was signed into law. This act repealed the percentage method of computing the bad debt deduction for tax years beginning after December 31, 1995. The state of Arkansas repealed the deduction effective for years beginning after January 1, 1997. If certain conditions apply, the Company would have to include in income previous bad debt deductions. For federal tax purposes the conditions do not apply, and so long as the Association (the Company's subsidiary) continues to qualify as a thrift or a bank no repayment of the tax on prior bad debt deductions will be required. Should the Association fail to qualify as a thrift or bank, the tax would have to be repaid ratably over a six year period. The Association is currently in no jeopardy of failing to qualify as a thrift or bank. The Company will have to repay tax on approximately $1.5 million of bad debt deductions for state tax purposes. The Company has made provision of $89,000 for this tax and the repayment will have no further effect on income.

In July, 1997, congress passed the 1997 Tax Law which contained both individual and business tax provisions. Although the majority of the law's provisions relate to individuals, it also contains several business related provisions. Business related provisions include extensions of special tax credits that were scheduled to expire in 1997, a new welfare-to-work tax credit, modification of alternative minimum tax provisions, a change in the net operating carryforward/carryback periods, new rules affecting IRAs and modifications of rules affecting tax-qualified retirement plans and certain other retirement savings vehicles. The 1997 Tax Law will have no material impact on the Company's financial condition or results of operations.

Recent Accounting Developments

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income (including, for example, unrealized gains and losses on available for sale securities) be reported in a financial statement that is displayed with the same prominence as other financial statements. It requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from net worth and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Since the statement is disclosure related, it will have no effect on the Company's financial condition or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country, as opposed to broader geographic regions as permitted under current standards. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Since the statement is limited to additional disclosure, it will have no effect on the Company's financial condition or results of operation.

In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when prior FASB statements were issued. This statement is effective for fiscal years beginning after December 15, 1997. Since the statement is disclosure related, it will have no effect on the Company's financial condition or results of operations.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (that is, gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. SFAS No. 133 is effective for financial statements issued for periods beginning after June 15, 1999. Adoption of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

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

Item 5.  Other Information
         On September 1, 1998, the Company announced a plan to repurchase up to 85,000 shares (5%) of outstanding common stock. The repurchase of the 85,000 shares was completed on March 3, 1999.

         On March 9, 1999, the Company announced a plan to repurchase up to 80,000 shares (5%) of outstanding common stock and 35,600 shares have been repurchased as of March 31, 1999. The repurchased shares will be held as treasury stock and will be available for general corporate purposes.

         On March 23, 1999, the Company declared a quarterly dividend in the amount of $.16 per share, payable April 21, 1999 to stockholders of record on April 7, 1999.

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




                                   TEXARKANA FIRST FINANCIAL CORPORATION






                                               /s/ James W. McKinney
Date:  May 12, 1999                      By:  ______________________________
                                               James W. McKinney
                                               Chairman and CEO






                                               /s/ James L. Sangalli
Date:  May 12, 1999                      By:  ______________________________
                                               James L. Sangalli
                                               Chief Financial Officer

Form 10-Q
Exhibit 11
EARNINGS PER SHARE COMPUTATION



                                   Three Months Ended      Six Months Ended
                                        March 31,              March 31,
                                  _____________________  _____________________
                                     1999       1998        1999       1998
                                  __________ __________  __________ __________


Net Income........................$  791,579 $  807,612  $1,613,020 $1,563,883
                                   =========  =========   =========  =========


Weighted average shares:
  Common shares outstanding....... 1,512,327  1,634,042   1,521,868  1,640,167
  Common stock equivalents
    due to assumed exercise
    of stock options..............    65,715     82,685      66,230     79,693
                                   _________  _________   _________  _________
    Common shares
      assuming dilution........... 1,578,042  1,716,727   1,588,098  1,719,860
                                   =========  =========   =========  =========


Net income per common share:
  Basic...........................    $ .523     $ .494      $1.060     $ .953
  Assuming dilution...............    $ .502     $ .470      $1.016     $ .909







                                      E 1