Form 10-Q
period 1999-06-30
TEXARKANA FIRST FINANCIAL CORP
filed 1999-08-10
CIK 943355

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                              FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   June 30, 1999


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 1999, there were issued and outstanding 1,561,342 shares of the Registrant's Common Stock, par value $0.01 per share.

                  TEXARKANA FIRST FINANCIAL CORPORATION





                             TABLE OF CONTENTS




                                                                        Page

Part I.   Financial Information

Item 1.   Consolidated Financial Statements:

          Consolidated Statements of Financial Condition as of
          June 30, 1999 (unaudited) and September 30, 1998               1

          Consolidated Statements of Income for the three and
          nine months ended June 30, 1999 and 1998 (unaudited)           2

          Consolidated Statements of Cash Flows for the nine months
          ended June 30, 1999 and 1998 (unaudited)                       3

          Notes to Unaudited Consolidated Financial Statements           5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      6




Part II.  Other Information

Item 1.   Legal Proceedings                                             13
Item 2.   Changes in Securities                                         13
Item 3.   Defaults Upon Senior Securities                               13
Item 4.   Submission of Matters to a Vote of Security Holders           13
Item 5.   Other Information                                             13
Item 6.   Exhibits and Reports on Form 8-K                              13
          Signatures                                                    14

                     TEXARKANA FIRST FINANCIAL CORPORATION
                                AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (In Thousands)

Unaudited
                                                     June 30,   September 30,
                                                       1999          1998
ASSETS
Cash and cash equivalents
   Cash & due from banks........................... $  2,081       $  2,341
   Interest bearing deposits in other banks........    1,510            249
   Federal funds sold..............................    1,105             45
                                                    ________       ________
      Total cash and cash equivalents..............    4,696          2,635

Investment securities available-for-sale...........   30,967         25,651
Mortgage-backed securities held-to-maturity........      565            849
Federal Home Loan Bank stock.......................    1,235          1,185
Loans receivable, net of unearned income...........  156,153        155,781
Allowance for loan losses..........................     (995)        (1,003)
Accrued interest receivable........................    1,509          1,331
Foreclosed real estate, net........................       18             56
Premises and equipment, net........................    2,397          2,387
Other assets.......................................      851            579
                                                    ________       ________
   Total assets.................................... $197,396       $189,451
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits........................................... $153,405       $151,955
Advances from borrowers for taxes & insurance......    1,581          2,070
Borrowed funds.....................................   15,000          6,600
Accrued federal income tax.........................      217            330
Accrued state income tax...........................      144            194
Accrued expenses and other liabilities.............      693            886
                                                    ________       ________
   Total liabilities...............................  171,040        162,035
                                                    ________       ________
Commitments and contingencies......................       --             --
                                                    ________       ________
Common stock, $0.01 par value;
   15,000,000 shares authorized;
   1,983,750 shares issued.........................       20             20
Additional paid-in capital.........................   13,713         13,627
Common stock acquired by stock benefit plans.......   (1,508)        (1,831)
Treasury stock, at cost, 422,408 shares and
   307,758 shares September 30, 1998...............   (8,682)        (5,996)
Retained earnings-substantially restricted.........   23,142         21,469
Accumulated other comprehensive income.............     (329)           127
                                                    ________       ________
      Total stockholders' equity...................   26,356         27,416
                                                    ________       ________
      Total liabilities and stockholders' equity... $197,396       $189,451
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

                     TEXARKANA FIRST FINANCIAL CORPORATION
                                AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                 (Unaudited)

                                                  Three Months    Nine Months
                                                      Ended          Ended
                                                     June 30,       June 30,
                                                   1999   1998    1999   1998
Interest Income
   Loans
      First mortgage loans...................... $2,820 $2,838  $8,576 $8,510
      Consumer and other loans..................    364    342   1,085  1,007
   Investment securities........................    423    369   1,123    992
   Mortgage-backed and related securities.......    101    137     325    412
                                                 ______ ______  ______ ______
      Total Interest Income.....................  3,708  3,686  11,109 10,921
                                                 ______ ______  ______ ______
Interest Expense
   Deposits.....................................  1,818  1,909   5,601  5,587
   Borrowed funds...............................    144     89     367    264
                                                 ______ ______  ______ ______
      Total Interest Expense....................  1,962  1,998   5,968  5,851
                                                 ______ ______  ______ ______
      Net Interest Income.......................  1,746  1,688   5,141  5,070
   Provision for loan losses....................     --   (100)     --   (100)
                                                 ______ ______  ______ ______
      Net Interest Income After Provision.......  1,746  1,788   5,141  5,170
                                                 ______ ______  ______ ______
Noninterest Income
   Gain on sale of investments, net.............     --     --      11     --
   Gain on sale of loans, net...................     20     48     131    213
   Loan origination and commitment fees.........     96    104     311    296
   Other........................................    153    111     432    335
                                                 ______ ______  ______ ______
      Total Noninterest Income..................    269    263     885    844
                                                 ______ ______  ______ ______
Noninterest Expense
   Compensation and benefits....................    523    519   1,615  1,565
   Occupancy and equipment......................     55     55     169    160
   SAIF deposit insurance premium...............     22     22      67     67
   Other........................................    140    136     423    422
                                                 ______ ______  ______ ______
      Total Noninterest Expense.................    740    732   2,274  2,214
                                                 ______ ______  ______ ______
Income Before Income Taxes......................  1,275  1,319   3,752  3,800
Income tax expense..............................    471    477   1,335  1,394
                                                 ______ ______  ______ ______
Net Income...................................... $  804 $  842  $2,417 $2,406
                                                 ====== ======  ====== ======
   Other comprehensive income, net of tax:
      Unrealized gain (loss) on securities......   (276)   (29)   (450)   (32)
      Reclassification of gain
         included in net income.................     --     --      (6)    --
                                                 ______ ______  ______ ______
   Comprehensive income......................... $  528 $  813  $1,961 $2,374
                                                 ====== ======  ====== ======

   Earnings per common share - basic............ $0.548 $0.517  $1.608 $1.470
   Earnings per common share - diluted.......... $0.524 $0.490  $1.539 $1.400
   Weighted average shares - basic..............  1,467  1,629   1,504  1,636
   Weighted average shares - diluted............  1,536  1,718   1,571  1,719

The accompanying notes are an integral part of this statement.

                     TEXARKANA FIRST FINANCIAL CORPORATION
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)

                                                                Nine Months
                                                               Ended June 30,
                                                              1999      1998
Cash Flows From Operating Activities:
   Interest and dividends received......................... $10,880   $10,636
   Miscellaneous income received...........................     873       840
   Interest paid...........................................  (2,125)   (2,087)
   Cash paid to suppliers and employees....................  (2,269)   (1,793)
   Cash from loans sold....................................   9,514    10,651
   Cash paid for loans originated to sell..................  (9,096)   (7,713)
   Income taxes paid.......................................  (1,497)   (1,346)
                                                            _______   _______
      Net Cash Provided By Operating Activities............   6,280     9,188
                                                            _______   _______
Cash Flows From Investing Activities:
   Proceeds from call and maturity of investment securities   5,089     8,605
   Proceeds from sale of securities available for sale.....     511        --
   Purchases of investment securities available for sale... (13,370)  (12,631)
   Purchases of mortgage-backed securities.................      --    (4,482)
   Collection of principal on mortgage-backed securities...   2,005     1,628
   Purchase of fixed assets................................     (73)     (116)
   Net (increase) decrease in loans........................    (425)   (5,669)
   Cash paid for REO held for resale.......................     (13)      (19)
   Proceeds from sale of REO and other REO recoveries......       1       390
                                                            _______   _______
      Net Cash Provided (Used) By Investing Activities.....  (6,275)  (12,294)
                                                            _______   _______
Cash Flows From Financing Activities:
   Net increase (decrease) in savings,
      demand deposits, and certificates of deposit.........  (2,368)    4,459
   Net increase (decrease) in escrow funds.................    (489)     (350)
   Net increase (decrease) in funds borrowed...............   8,400     2,111
   Purchase of treasury stock..............................  (2,759)   (1,348)
   Stock options exercised.................................      52         8
   Cash dividends paid on common stock.....................    (780)     (743)
                                                            _______   _______
      Net Cash (Used) By Financing Activities..............   2,056     4,137
                                                            _______   _______
      Net Increase (Decrease) In Cash and Cash Equivalents.   2,061     1,031
                                                            _______   _______
Cash and Cash Equivalents, beginning of period.............   2,635     6,053
                                                            _______   _______
Cash and Cash Equivalents, end of period................... $ 4,696   $ 7,084
                                                            =======   =======



The accompanying notes are an integral part of this statement.

                     TEXARKANA FIRST FINANCIAL CORPORATION


                 SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS

                                                                Nine Months
                                                               Ended June 30,
                                                              1999      1998

Reconciliation of net income to cash provided
      by operating activities:
Net income................................................. $ 2,417   $ 2,406
                                                            _______   _______

Adjustments to reconcile net income to cash provided
      by operating activities:
   Depreciation............................................      64        81
   Amortization of discounts and premiums..................      33        33
   Amortization of deferred loan fees......................     (26)      (26)
   Amortization of common stock acquired by benefit plans..     414       458
   (Gain) loss on sales of real estate owned...............      --        (5)
   (Gain) loss on sales of securities available for sale...     (11)       --
   Provision for loan losses...............................      --      (100)
   Interest expense credited to saving accounts............   3,818     3,784
   Dividend and interest income added to investments.......     (90)      (88)
   Loan fees deferred......................................      32        30
Changes in assets and liabilities:
   (Increase) decrease in interest receivable..............    (178)     (220)
   Increase (decrease) in accrued interest payable.........      25       (20)
   Increase (decrease) in income tax payable...............    (162)       35
   Net increase(decrease) in other receivables and payables     (56)    2,820
                                                            _______   _______
      Total adjustments....................................   3,863     6,782
                                                            _______   _______

Net cash provided by operations............................ $ 6,280   $ 9,188
                                                            =======   =======





Supplemental schedule of noncash investing
   and financing activities:
      FHLB stock dividends not redeemed.................... $    49   $    51
      Acquisition of real estate in settlement of loans....     152       254
      Loans made to finance sale of REO....................     108       126

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

The results of operations for the three and nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending September 30, 1999. Although net income was fairly consistent for the first three quarters, earnings for the full fiscal year will be impacted by the repurchase of Company stock and various economic conditions. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1998, contained in the Company's annual report to stockholders.


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

                     TEXARKANA FIRST FINANCIAL CORPORATION


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition

At June 30, 1999, the Company's assets amounted to $197.4 million as compared to $189.4 million at September 30, 1998, a $7.9 million (4.2%) increase. Investments increased $5.1 million (18.4%), cash and cash equivalents increased $2.1 million (78.2%) and loans, net of unearned income increased $.4 million (.2%) (with $9.5 million of loans sold during the nine month period).

Asset quality remains strong with a ratio of nonperforming assets to total assets of .28% and .18% as of June 30, 1999 and September 30, 1998, respectively, and a ratio of nonperforming loans and debt restructurings to total loans of .34% and .19%, respectively. The ratio of allowance for loan losses to total loans was .64% at June 30, 1999 and .64% at September 30, 1998.

Liabilities increased $9.0 million (5.6%) to $171.0 million at June 30, 1999 compared to $162.0 million at September 30, 1998. Deposits increased $1.5 million (1.0%) primarily in savings and interest bearing transaction accounts and borrowers' escrow balances decreased $.5 million (23.6%) (property tax payments are made in the first two quarters of the fiscal year). Borrowed funds increased $8.4 million (127.3%). At June 30, 1999, the $15.0 million in borrowed funds consisted of three Federal Home Loan Bank notes with various maturities and call provisions and an average rate of 4.42%.

Stockholders' equity amounted to $26.4 million (13.4% of total assets) at June 30, 1999 compared to $27.4 million (14.5% of total assets) at September 30, 1998. The retained earnings balance reflects the $2,417,000 net income from operations, less dividends declared. The treasury stock balance reflects the net increase of 114,650 shares of common stock, including 3,650 shares of exercised options. Accumulated other comprehensive income decreased $.5 million, reflecting the decline in the fair market value of available for sale investments.



Comparison of Results of Operations for the Three Month and Nine Month Periods Ended June 30, 1999 and 1998

General.
For the three months ended June 30, 1999 compared to the same period ended June 30, 1998, earnings per share and return on average equity were higher while net income and return on average assets were lower.

For the nine months ended June 30, 1999 compared to the same period ended June 30, 1998, net income, earnings per share and return on average equity were higher while return on average assets was lower.

For the three month and nine month periods ended June 30, 1999, decreases in average equity, resulting from the purchase of additional shares of common stock to be held as treasury shares, contributed to the increases in the return on average equity and earnings per share. Total average earning assets and total average interest bearing liabilities were both higher. Lower rates on earning assets (investments and loans) were mostly offset by lower rates on interest bearing liabilities (deposits and borrowed funds).

For the three most recent quarters ended June 30, 1999, March 31, 1999 and December 31, 1998, respectively, the yield on total average earning assets was 7.78%, 7.88% and 7.92%; the rate on total average interest bearing liabilities was 4.77%, 4.92% and 5.02%; the interest rate spread was 3.02%, 2.96% and 2.89%; and, the net interest margin was 3.66%, 3.65% and 3.60%.

For the three months ended June 30, 1999, net income was $804,000 compared to $842,000 for the same period ended June 30, 1998. The decrease of $38,000 (4.5%) in net income was due to a $100,000 credit to provision for loan losses in June 1998 and an increase of $2,000 in net noninterest expense, all of which were partially offset by an increase of $58,000 in net interest income and a decrease of $6,000 in income tax expense.

For the three months ended June 30, 1999 and June 30, 1998, basic earnings per share was $.55 and $.52, respectively (diluted EPS of $.52 and $.49, respectively). Return on average assets (ROA) was 1.64% and 1.80%, respectively, return on average equity (ROE) was 12.11% and 11.97%, respectively, and the operating efficiency ratio was 36.7% and 37.5%, respectively.

For the nine months ended June 30, 1999, net income was $2,417,000 compared to $2,406,000 for the same period ended June 30, 1998. The increase of $11,000 (.5%) in net income was due to an increase of $71,000 in net interest income and a decrease of $59,000 in income tax expense, all of which were partially offset by the $100,000 credit to provision for loan losses in fiscal 1998 and an increase of $19,000 in net noninterest expense.

For the nine months ended June 30, 1999 and June 30, 1998, basic earnings per share was $1.61 and $1.47, respectively (diluted EPS of $1.54 and $1.40, respectively). Return on average assets (ROA) was 1.66% and 1.75%, respectively, return on average equity (ROE) was 11.97% and 11.54%, respectively, and the operating efficiency ratio was 37.7% and 37.4%, respectively.


Net Interest Income.
For the three months ended June 30, 1999, net interest income increased $58,000 (3.4%) compared to the same period in 1998. The increase was due to an increase of $22,000 (.6%) in interest income and a decrease of $36,000 (1.8%) in interest expense. For the third quarter of fiscal 1999 compared to the third quarter of fiscal 1998, the net interest margin was 3.66% and 3.69%, respectively, and the net interest spread was 3.02% and 2.90%, respectively.

For the nine months ended June 30, 1999, net interest income increased $71,000 (1.4%) compared to the same period in 1998. The increase was due to an increase of $188,000 (1.7%) in interest income, partially offset by an increase of $117,000 (2.0%) in interest expense. For the nine month period of fiscal 1999 compared to the same period of fiscal 1998, the net interest margin was 3.64% and 3.78%, respectively, and the net interest spread was 2.96% and 2.98%, respectively.


Interest Income.
For the three months ended June 30, 1999, interest income increased $22,000 (.6%) compared to the same period in 1998. The increase was the result of higher average balances partially offset by lower rates. Average earning assets increased to $191.0 million from $183.3 million and the average yield declined to 7.78% from 8.07%.

For the nine months ended June 30, 1999, interest income increased $188,000 (1.7%) compared to the same period in 1998. The increase was the result of higher average balances partially offset by lower rates. Average earning assets increased to $188.9 million from $179.4 million and the average yield declined to 7.86% from 8.14%.


Interest Expense.
For the three months ended June 30, 1999, interest expense decreased $36,000 (1.8%) compared to the same period in 1998. The decrease was the result of lower rates partially offset by higher average balances. Average interest bearing liabilities increased to $165.1 million from $155.1 million and the average rate declined to 4.77% from 5.17%.

For the nine months ended June 30, 1999, interest expense increased $117,000 (2.0%) compared to the same period in 1998. The increase was the result of higher average balances partially offset by lower rates. Average interest bearing liabilities increased to $162.8 million from $151.8 million and the average rate declined to 4.90% from 5.15%.


Provision for Loan Losses.
No provisions were made for loan losses during the nine months ended June 30, 1999. No charge has been made to provision for loan losses since March 1995. During this time, asset quality remained favorable with a ratio of nonperforming loans to total loans of .34% at June 30, 1999, .19% at September 30, 1998 and .19% at September 30, 1997.

At June 30, 1999 and September 30, 1998, the balance of the allowance for loan losses was $1.0 million and $1.0 million, respectively. The ratio of the allowance for loan losses to nonperforming loans was 186.68% and 342.32%, respectively, and the ratio of the allowance for loan losses to total loans was .64% and .64%, respectively. Management believes that the current allowance for loan losses is adequate based upon prior loss experience, the volume and type of lending conducted by the Association, industry standards, past due loans and the current economic conditions in the market area.

Noninterest Income.
For the three months ended June 30, 1999, noninterest income increased $6,000 (2.3%) compared to the same period in 1998. The increase was primarily due to an increase of $42,000 in other noninterest income (primarily service charges and loan servicing fees), partially offset by decreases of $28,000 in net gain on sale of loans and $8,000 in loan origination fees.

For the nine months ended June 30, 1999, noninterest income increased $41,000 (4.9%) compared to the same period in 1998. The increase was primarily due to increases of $97,000 in other noninterest income and $15,000 in loan origination fees, which were partially offset by a decrease of $82,000 in net gain on sale of loans. The increase in other noninterest income consisted primarily of increases of $62,000 in service charges, $14,000 in loan servicing fees and $12,000 in net gain on sale of repossessed assets. For the nine months ended June 30, 1999 and June 30, 1998, the amount of mortgage loans sold was $9.4 million and $10.7 million, respectively.


Noninterest Expense.
For the three months ended June 30, 1999, noninterest expense increased $8,000 (1.1%) compared to the same period in 1998. The increase was due to increases of $4,000 in compensation and benefits and $4,000 in other noninterest expense.

For the nine months ended June 30, 1999, noninterest expense increased $60,000 (2.7%) compared to the same period in 1998. The increase was due to increases of $50,000 in compensation and benefits, $9,000 in occupancy and equipment and $1,000 in other noninterest expense.



Liquidity and Capital Resources

The Company's assets consist primarily of cash and cash equivalents and the shares of the Association's common stock. The Association's deposit retention and growth has remained steady. The ratio of loans to deposits was 101.8% at June 30, 1999 and 102.5% at September 30, 1998. From September 30, 1998 to June 30, 1999, investments available for sale increased $5.3 million (20.7%) and cash and cash equivalents increased $2.1 million (78.2%). Liquidity remains adequate for current operating needs. At June 30, 1999, the Association's liquidity ratio was 20.3% compared to the required regulatory minimum of 4.0%.

The Company's and the Association's regulatory capital remains well in excess of all applicable regulatory requirements. At June 30, 1999, the Company's tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 13.48%, 22.62% and 23.16%, respectively, and the Association's tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 13.25%, 22.26% and 22.81%, respectively. Pursuant to FDICIA and OTS regulations, an institution is deemed to be "adequately capitalized" with capital ratios equal to or above 4.0%, 4.0% and 8.0%, respectively, and "well capitalized" with capital ratios equal to or above 5.0%, 6.0% and 10.0%, respectively.

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

At June 30, 1999, the estimated one-year gap was a negative 66.0% and the ratio of rate-sensitive assets to rate-sensitive liabilities maturing or repricing within one year was 60.2%.

At June 30, 1999, assuming instantaneous interest rate changes sustained for a twelve-month period, the following table presents the estimated percent of change in the net portfolio value and net interest income for various changes in interest rates (100 basis points equals 1%). Estimates are based upon numerous assumptions. Actual sensitivity to interest rate changes could vary significantly if actual experience differs from assumptions used in making the calculations. Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts, if any.

                                       Percentage Change in
                Change in          _____________________________
              Interest Rates       Net Portfolio    Net Interest
              (Basis Points)           Value           Income
             _______________       _____________    ____________
                  +200                  -7.0%           -9.1%
                  +100                  -2.8%           -4.5%
                  -100                  +2.7%           +4.3%
                  -200                  +5.8%           +8.5%



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

According to the Company's implementation schedule, hardware and software upgrades and replacements were to be completed by December 31, 1998, and validation testing of software was to be completed by March 31, 1999. Implementation of the Year 2000 Plan is on schedule. In-house hardware and software upgrades and replacements were completed November 30, 1998. Vendor software modifications are 100% completed. The Company has participated in the testing process as part of a user group which has evaluated testing methodology and prepared its own test data along with that of other group members. Initial testing was completed October 16, 1998. Test results have been reviewed and final testing was completed April 12, 1999. Test results were successful and all critical systems were determined to be Year 2000 ready. The contingency/business-resumption plan for all mission critical systems has been completed and approved by management and the Board of Directors.

Implementation of the Year 2000 Plan involves both direct and indirect costs which are charged to earnings as incurred. Direct costs include hardware and software upgrades and replacements, potential charges by third party software vendors, and resulting costs if the contingency plan for critical systems must be implemented. Indirect costs principally consist of existing employee time related to implementation of the Year 2000 Plan. Based on estimated costs within the Year 2000 Plan, such costs will not have a material impact on the Company's financial condition or results of operations. The incremental costs associated with the Company's Year 2000 compliance were budgeted at approximately $35,000. Actual total costs are expected to be slightly less than budgeted. At June 30, 1999, $27,000 had been expended.



Recent Accounting Developments

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (that is, gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. Initially, SFAS No. 133 was to be effective for financial statements issued for fiscal periods beginning after June 15, 1999. On May 20, 1999, FASB issued an Exposure Draft providing for a one year deferral with the new effective date to be for fiscal periods beginning after June 15, 2000 (the Company's effective date of October 1, 2000). Adoption of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

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

Item 2. Changes in Securities
        None.

Item 3. Defaults Upon Senior Securities
        None.

Item 4. Submission of Matters to a Vote of Security Holders
        None.

Item 5. Other Information
        On March 9, 1999, the Company announced a plan to repurchase up to 80,000 shares (5%) of outstanding common stock and 58,100 shares have been repurchased as of June 30, 1999. The repurchased shares are held as treasury stock and are available for general corporate purposes.

        On June 29, 1999, the Company declared a quarterly dividend in the amount of $.16 per share, payable July 28, 1999 to stockholders of record on July 14, 1999.

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




                                   TEXARKANA FIRST FINANCIAL CORPORATION




                                                /s/ James W. McKinney
Date:  August 10, 1999                    By:  ______________________________
                                               James W. McKinney
                                               Chairman and CEO




                                                /s/ James L. Sangalli
Date:  August 10, 1999                    By:  ______________________________
                                               James L. Sangalli
                                               Chief Financial Officer

Form 10-Q
Exhibit 11
EARNINGS PER SHARE COMPUTATION




                                   Three Months Ended      Nine Months Ended
                                         June 30,               June 30,
                                  _____________________  _____________________
                                     1999       1998        1999       1998
                                  __________ __________  __________ __________

Net Income........................$  804,171 $  842,427  $2,417,191 $2,406,310
                                   =========  =========   =========  =========


Weighted average shares:
  Common shares outstanding....... 1,466,850  1,629,066   1,503,528  1,636,467
  Common stock equivalents
    due to assumed exercise
    of stock options..............    68,970     88,680      67,186     82,897
                                   _________  _________   _________  _________
    Common shares
      assuming dilution........... 1,535,820  1,717,746   1,570,714  1,719,364
                                   =========  =========   =========  =========



Net income per common share:
  Basic...........................    $ .548     $ .517      $1.608     $1.470
  Assuming dilution...............    $ .524     $ .490      $1.539     $1.400





                                      E 1