Form 10-K
period 1999-09-30
TEXARKANA FIRST FINANCIAL CORP
filed 1999-12-28
CIK 943355

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                For the fiscal year ended September 30, 1999

                                     OR
  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
          For the transition period from_________________to__________________

                      Commission file number  1-13842

                   Texarkana First Financial Corporation
          (Exact name of registrant as specified in its charter)

               Texas                                  71-0771419
  (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)

      3rd and Olive Streets
       Texarkana, Arkansas                            71854-5917
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the 1,241,446 shares of voting stock held by non-affiliates of the registrant was $23.9 million, based on the closing sale price of $19.25 per share on December 2, 1999. For purposes of this calculation only, affiliates are deemed to be directors, executive officers and certain beneficial owners.

Number of shares of Common Stock outstanding at December 2, 1999: 1,539,342

                    DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of the Annual Report to Stockholders for the year ended September 30, 1999 are incorporated into Part II, Items 5 through 8.
(2) Portions of the definitive proxy statement for the 1999 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 13.

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

Item 1.  Business


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

The Company's and the Association's executive offices are located at 3rd and Olive Streets, Texarkana, Arkansas. Their mailing address is P.O. Box 2950, Texarkana, Arkansas 75504-2950 and their telephone number is (870) 773-1103.

Market Area

First Federal is headquartered in Texarkana, Arkansas which is located where the southwest corner of Arkansas and the northeast corner of Texas meet. It is approximately 70 miles north of Shreveport, Louisiana, 140 miles southwest of Little Rock, Arkansas and 180 miles northeast of Dallas, Texas. Texarkana, Arkansas and Texarkana, Texas are the focal points of this general market area and serve as the hub of economic activity. The Association's market area is comprised of Little River, Hempstead, Miller, Sevier and Howard Counties in Arkansas and Bowie County, Texas ("market area"). The Association conducts business through its five offices in the Arkansas cities of Texarkana, Ashdown, DeQueen, Hope and Nashville. The Association's market area is characterized by a limited number of major employers or industries with a significantly higher level of residents employed in manufacturing and a lower level of people employed in the wholesale/retail trade industry. At September 30, 1999, the unemployment rate of the Association's principal market area of Miller County, Arkansas and Bowie County, Texas was 4.8%. The unemployment rate of Miller County, Arkansas and Bowie County, Texas was 3.9% and 5.2%, respectively, and the statewide unemployment rate of Arkansas and Texas was 4.3% and 4.5%, respectively.




Lending Activities

General
At September 30, 1999, the Association's total portfolio of loans receivable, net of unearned income, amounted to $161.2 million or 80.1% of the Company's $201.1 million of total assets at such time.

The Association has traditionally concentrated its lending activities on conventional first mortgage loans secured by single-family residential property. Consistent with such approach, $106.7 million or 63.5% of the total loan portfolio consisted of one-to-four family residential loans. The Association also originates multi-family residential loans, nonresidential real estate and land loans, construction loans, commercial business loans and consumer loans. For each of these loan categories, the amount and percent of the total loan portfolio at September 30, 1999 was $1.5 million or .9% of multi-family residential loans, $26.2 million or 15.6% of nonresidential real estate and land loans, $16.5 million or 9.8% of construction loans, $2.7 million or 1.6% of commercial business loans, and $14.6 million or 8.7% of consumer loans.

Loan Portfolio Composition
The following table sets forth the composition of First Federal's loan portfolio by type of loan at the dates indicated.

                                              September 30,
                            _________________________________________________
                                 1999             1998             1997
                            _______________  _______________  _______________
   (Dollars in Thousands)    Amount    %      Amount    %      Amount    %
                            ________ ______  ________ ______  ________ ______
Real estate loans:
 One-to-four family.........$106,719  63.50% $105,369  65.16% $105,163  69.27%
 Multi-family...............   1,454    .86     1,582    .98       806    .53
 Nonresidential and land....  26,204  15.59    25,517  15.78    25,889  17.05
 Construction...............  16,454   9.79    13,000   8.04     5,620   3.70
                            ________ ______  ________ ______  ________ ______
  Total real estate loans... 150,831  89.74   145,468  89.96   137,478  90.55
Commercial loans............   2,654   1.58     2,841   1.76     2,384   1.57
Consumer loans..............  14,586   8.68    13,394   8.28    11,966   7.88
                            ________ ______  ________ ______  ________ ______
   Total loans.............. 168,071 100.00%  161,703 100.00%  151,828 100.00%
                                     ======           ======           ======
Less:
 Loans in process...........   6,725            5,801            3,241
 Deferred fees and discounts     138              121              116
                            ________         ________         ________
   Loans, net of UI.........$161,208         $155,781         $148,471
                            ========         ========         ========


Contractual Maturities
The following table presents the scheduled maturities of First Federal's loans at September 30, 1999. Demand loans, loans having no stated schedule of repayment and no stated maturity, and overdraft loans are reported as due in one year or less. The amounts shown for each maturity period do not take into consideration loan prepayments but do reflect normal amortization.

                             Amounts Due After September 30, 1999 in Years
                         _____________________________________________________
                            One      Two     Three     Six     After
                             or             through  through    Ten
   (Dollars in Thousands)   Less             Five      Ten              Total
                         ________ ________ ________ ________ ________ ________
Real estate loans:
 One-to-four family..... $    968 $    549 $  3,908 $ 16,241 $ 85,053 $106,719
 Multi-family...........       --       --       --       18    1,436    1,454
 Nonresidential and land    1,524      436    2,678    7,275   14,291   26,204
 Construction...........   16,454       --       --       --       --   16,454
Commercial loans........      482       60      483    1,623        6    2,654
Consumer loans..........    3,992    2,254    5,926    1,352    1,062   14,586
                         ________ ________ ________ ________ ________ ________
  Total loans........... $ 23,420 $  3,299 $ 12,995 $ 26,509 $101,848 $168,071
                         ======== ======== ======== ======== ======== ========

Loan Portfolio Rates
The following table sets forth the dollar amount of total loans at September 30, 1999 which have fixed interest rates or which have floating or adjustable interest rates.

                                               September 30, 1999
                                     _____________________________________
                                                  Floating or
                                       Fixed      Adjustable
          (Dollars in Thousands)        Rate         Rate           Total
                                     ________     ___________     ________
   Real estate loans:
    One-to-four family.............. $ 12,452      $ 94,267       $106,719
    Multi-family....................       18         1,436          1,454
    Nonresidential and land.........    4,614        21,590         26,204
    Construction....................    8,257         8,197         16,454
   Commercial loans.................    1,183         1,471          2,654
   Consumer loans...................   13,284         1,302         14,586
                                     ________      ________       ________
     Total loans.................... $ 39,808      $128,263       $168,071
                                     ========      ========       ========


Origination, Purchase and Sale of Loans
The lending activities of the Association are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the Association's Board of Directors and management. Loan originations are obtained by a variety of sources, including builders, realtors, walk-in customers, branch managers and advertising. The Association stresses its community ties, customized, personal service and an efficient underwriting and approval process. The Association uses either an in-house or independent appraiser on all loans and typically uses an independent appraiser for nonresidential real estate loans over $400,000. In addition, the Association requires hazard, title and, to the extent applicable, flood insurance on all secured property.

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

In recent years, the Association has not been an active purchaser of loans. No loans were purchased in fiscal 1999, 1998 and 1997.

As part of its asset/liability management, the Association sells many of its conventional fixed-rate residential loans to the Federal Home Loan Mortgage Corporation ("FHLMC") with servicing retained and without recourse. Sales of loans produce future servicing income if servicing is retained and provide funds for additional lending and other purposes. The Association sold $9.8 million, $13.6 million and $2.2 million of fixed-rate loans during fiscal 1999, 1998 and 1997, respectively.

Loans sold to the FHLMC are not sold pursuant to forward sales commitments. Some loans have an interest rate that is set at the origination date and others have a rate that is set at the closing date. For those loans with a rate set at origination, the Association assumes some interest rate risk since the market rate at date of sale could differ from the rate set at the origination date.

When loans are sold to the FHLMC, the Association retains the responsibility for servicing the loans, including collecting and remitting mortgage loan payments, accounting for principal and interest and holding and disbursing escrow or impound funds for real estate taxes and insurance premiums. The Association receives a servicing fee for performing these services for others. At September 30, 1999, mortgage loans serviced for others amounted to $36.1 million.

The Association also originates mortgage loans insured by the Federal Housing Administration ("FHA") and mortgage loans guaranteed by the Office of Veterans Affairs ("VA"). Such loans are sold to an independent mortgage company with servicing rights and without recourse.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

                                                 Year Ended September 30,
                                               ___________________________
              (Dollars in Thousands)             1999      1998      1997
                                               _______   _______   _______
   Loan originations:
    One-to-four family residential............ $32,193   $33,005   $18,172
    Multi-family residential..................      --     1,291       193
    Nonresidential and land...................   3,164     2,990     7,173
    Construction..............................  19,502    13,854     8,543
    Commercial................................     508       751       714
    Consumer..................................  12,388    11,363     9,448
                                               _______   _______   _______
     Total loan originations..................  67,755    63,254    44,243
                                               _______   _______   _______

   Loan purchases.............................      --        --        --
                                               _______   _______   _______

     Total loan originations and purchases....  67,755    63,254    44,243
                                               _______   _______   _______

   Less sales and loan principal repayments:
    Loans sold................................   9,839    13,643     2,160
    Loan principal repayments.................  48,356    39,358    29,948
                                               _______   _______   _______
     Total loans sold and principal repayments  58,195    53,001    32,108
                                               _______   _______   _______

   Increase (decrease) due to other items, net  (3,192)     (378)     (794)
                                               _______   _______   _______
   Net increase (decrease) in total loans..... $ 6,368   $ 9,875   $11,341
                                               =======   =======   =======

Loans-to-One Borrower
A savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At September 30, 1999, the Association's limit on loans-to-one borrower was approximately $4.1 million. The Association's largest loan or group of loans-to-one borrower, including persons or entities related to the borrower, is an aggregate of five loans with total outstanding balances of $3.5 million and includes three commercial real estate loans totaling $3.4 million, one commercial business loan of $6,000 and one consumer loan of $117,000. The Association also has outstanding loans to four different borrowers in Ft. Worth, Texas secured by four commercial buildings with total outstanding balances of $3.4 million. As of September 30, 1999, these loans were current as to payments of principal and interest and are performing according to the terms of the loan documents.

One-to-Four Family Residential Real Estate Loans
The Association has historically concentrated its lending activities on the origination of loans secured by first mortgage liens on existing one-to-four family residences. At September 30, 1999, $106.7 million or 63.5% of the total loan portfolio consisted of one-to-four family residential real estate loans. The Association originated $32.2 million, $33.0 million and $18.2 million of one-to-four family residential loans in fiscal 1999, 1998 and 1997, respectively, and intends to continue to emphasize the origination of permanent loans secured by first mortgage liens on one-to-four family residential properties in the future. Of the $106.7 million of such loans at September 30, 1999, $94.3 million or 88.3% had adjustable-rates of interest and $12.5 million or 11.7% had fixed-rates of interest. The Association's fixed-rate loans are originated primarily with terms of 15, 20 and 30 years. Many of the Association's fixed-rate residential loans are originated pursuant to commitments to sell such loans to the FHLMC with servicing retained.

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

Multi-Family Residential Real Estate Loans
Although the Association does not emphasize multi-family residential loans and has not been active in this area, the Association has, in the past, originated mortgage loans for the acquisition and refinancing of existing multi-family residential properties. At September 30, 1999, $1.5 million or .9% of the total loan portfolio consisted of loans secured by existing multi-family residential real estate properties. Such amount primarily represents loans secured by apartment buildings located in the Association's primary market area.

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

Nonresidential Real Estate and Land Loans
The Association originates mortgage loans for the acquisition and refinancing of nonresidential or commercial real estate properties and land development loans to local developers and individuals. At September 30, 1999, $22.2 million or 13.2% of the total loan portfolio consisted of loans secured by existing commercial real estate properties and $4.0 million or 2.4% of the total loan portfolio consisted of land loans. Management currently anticipates that commercial real estate loans will continue to comprise a substantial portion of the loan portfolio in the future.

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

The Association originates land loans to local developers for the purpose of developing the land (i.e., roads, sewer and water). In addition, the Association originates loans to individuals for the purpose of acquiring home sites. Such loans are secured by a lien on the property and are typically limited to 80% of the value of the secured property. Land loans to developers are limited to a term of eight years while loans to individuals are limited to a term of 15 years.

Construction Loans
The Association also originates primarily residential construction loans, although the Association has originated nonresidential construction loans to a limited degree. Construction loans are classified as either residential or nonresidential at the time of origination, depending on the nature of the property securing the loan. The Association's construction lending activities are limited to the Association's primary market area. At September 30, 1999, construction loans amounted to $16.5 million or 9.8% of the total loan portfolio, of which $11.0 million consisted of residential construction loans and $5.5 million consisted of nonresidential construction loans. The Association's construction loans generally have fixed interest rates for a term of six months, with payments being made monthly on an interest-only basis. However, the Association is permitted to extend a construction loan up to two years under its loan policy. Construction loans to builders are made with a maximum loan to value ratio of 75%. Construction loans to individuals are typically made with a loan to value ratio of 80%, although the Association will make such loans with a loan to value ratio up to 95% with private mortgage insurance.

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

Commercial Business Loans
The Association offers commercial business loans which include working capital lines of credit and term loans for financing inventory, accounts receivable, equipment and acquisitions. Depending on the collateral pledged to secure the extension of credit, maximum loan to value ratios range from 50% of used equipment value to 90% of pledged deposits at the Association. Also, personal guarantees are generally obtained from the principals of the borrower. Loan terms vary from one year for lines of credit to 10 years for equipment and business acquisition loans. The interest rates can be fixed or adjustable.
At September 30, 1999, commercial business loans amounted to $2.7 million or 1.6% of the total loan portfolio.

Consumer Loans
The Association offers consumer loans in order to provide a full range of financial services to its customers. The consumer loans offered by the Association include home improvement loans, automobile loans, deposit account secured loans and other personal loans. At September 30, 1999, consumer loans amounted to $14.6 million or 8.7% of the total loan portfolio with $2.6 million in home improvement loans, $6.6 million in automobile loans, $1.1 million in loans secured by deposit accounts and $4.3 million in other personal loans.

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

Under Generally Accepted Accounting Principles, the Association is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Association, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that the Association would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. The Association did not have any troubled debt restructurings as of September 30, 1999.

Delinquent Loans
The following table sets forth information concerning delinquent loans as of September 30, 1999, in dollar amounts and as a percentage of First Federal's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                          September 30, 1999
                           _________________________________________________
                                            Days Delinquent
                           _________________________________________________
                              30-59 Days       60-89 Days    90 or More Days
                           _______________  _______________  _______________
                                   Percent          Percent          Percent
                                  of Total         of Total         of Total
  (Dollars in Thousands)   Amount  Loans    Amount  Loans    Amount  Loans
                           ______ ________  ______ ________  ______ ________
Real estate loans:
 One-to-four family....... $  745    .45%   $  297    .18%   $  346    .20%
 Multi-family.............     18    .01        --     --        --     --
 Nonresidential and land..    189    .11        --     --       164    .10
 Construction.............     --     --        --     --       128    .08
Commercial loans..........     15    .01        --     --        --     --
Consumer loans............    139    .08        23    .01        21    .01
                           ______           ______           ______
  Total delinquent loans.. $1,106    .66%   $  320    .19%   $  659    .39%
                           ======           ======           ======


Nonperforming Assets
The following table sets forth the amounts, net of specific valuation allowances, and categories of First Federal's nonperforming assets and troubled debt restructurings and other selected statistics at the dates indicated.

                                                     September 30,
                                              __________________________
                (Dollars in Thousands)         1999      1998      1997
                                              ______    ______    ______
     Non-accruing loans:
       One-to-four family residential........ $   --    $   --    $   --
       Multi-family residential..............     --        --        --
       Nonresidential and land...............    410        --        --
       Construction..........................     --        --        --
       Commercial............................     --        --        --
       Consumer..............................     --        --        --
                                              ______    ______    ______
         Total non-accruing loans............    410        --        --
     Accruing loans 90 days or
       more delinquent.......................    659       293       280
     Restructured debt.......................     --        --        --
                                              ______    ______    ______
         Total nonperforming loans...........  1,069       293       280
                                              ______    ______    ______
     Real estate owned, net..................     --        56       127
                                              ______    ______    ______
         Total nonperforming assets.......... $1,069    $  349    $  407
                                              ======    ======    ======

     Loans, net of unearned income......... $161,208  $155,781  $148,471
     Total assets..........................  201,147   189,451   178,710

     Total nonperforming loans to
       loans, net of unearned income.......     .66%      .19%      .19%
     Total nonperforming assets to
       total assets........................     .53%      .18%      .23%

Interest income that would have been recorded under the original terms of the Association's non-accruing loans for fiscal years 1999, 1998 and 1997 amounted to $45,000, $0 and $0, respectively, and the interest recognized during fiscal years 1999, 1998 and 1997 amounted to $26,000, $0 and $0, respectively.

Classified Assets
Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. At September 30, 1999, the Association had $1.0 million of loans which were classified as substandard.

Allowance for Loan Losses
It is management's policy to maintain an allowance for estimated losses based on the perceived risk of loss in the loan portfolio and the adequacy of the allowance. Management's periodic evaluation of the adequacy of the allowance is based on the Association's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of the underlying collateral and current economic conditions. The allowance is increased by provisions for loan losses which are charged against income.

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

The following table summarizes changes in the allowance for possible loan losses and other selected statistics for the periods presented.

                                                 Year Ended September 30,
                                             ________________________________
        (Dollars in Thousands)                1999         1998         1997
                                             ______       ______       ______
   Allowance for loan losses, beginning
    of period..............................  $1,003       $1,124       $1,145
                                             ______       ______       ______
   Loans charged-off:
     Residential real estate...............      (5)          (1)          (2)
     Nonresidential real estate............      --           --           --
     Commercial loans......................      --           --           --
     Consumer loans........................      (3)         (20)         (19)
                                             ______       ______       ______
      Total charge-offs....................      (8)         (21)         (21)
                                             ______       ______       ______
   Recoveries of loans
    previously charged-off:
     Residential real estate...............      --           --           --
     Nonresidential real estate............      --           --           --
     Commercial loans......................      --           --           --
     Consumer loans........................      --           --           --
                                             ______       ______       ______
      Total recoveries.....................      --           --           --
                                             ______       ______       ______
      Net charge-offs......................      (8)         (21)         (21)
                                             ______       ______       ______
   Provision for loan losses...............      --         (100)          --
                                             ______       ______       ______
   Allowance for loan losses, end
    of period..............................  $  995       $1,003       $1,124
                                             ======       ======       ======

   Loans, net of unearned income...........$161,208     $155,781     $148,471
   Total nonperforming loans...............   1,069          293          280
   Average total loans..................... 156,073      149,774      141,830

   Allowance for loan losses to
    loans, net of unearned income..........    .62%         .64%         .76%
   Allowance for loan losses to
    nonperforming loans....................  93.08%      342.32%      401.43%
   Net charge-offs to
    average total loans....................   .005%        .014%        .015%

The following table presents the allocation of First Federal's allowance for possible loan losses by loan classification at each of the dates indicated.

                                                     September 30,
                                            ______________________________
            (Dollars in Thousands)           1999        1998        1997
                                            ______      ______      ______
     Real estate loans:
      One-to-four family................... $  209      $  207      $  205
      Multi-family.........................      7           8           6
      Nonresidential and land..............    440         540         542
      Construction.........................     23          18          12
     Commercial loans......................     26          28          34
     Consumer loans........................    108          99          86
     Unallocated/general...................    182         103         239
                                            ______      ______      ______
       Total allowance..................... $  995      $1,003      $1,124
                                            ======      ======      ======


The following table presents, for each of the dates indicated, the percentage of the allowance for loan losses allocated to each loan classification, and the percentage of total loans applicable to each loan classification.

                                               September 30,
                            __________________________________________________
                                  1999             1998             1997
                            ________________ ________________ ________________
                            Allowance Loans  Allowance Loans  Allowance Loans
                            _________ ______ _________ ______ _________ ______
Real estate loans:
 One-to-four family.........   21.0%   63.5%    20.6%   65.1%    18.2%   69.3%
 Multi-family...............     .7      .8       .8     1.0       .5      .5
 Nonresidential and land....   44.2    15.6     53.8    15.8     48.2    17.0
 Construction...............    2.3     9.8      1.8     8.0      1.1     3.7
Commercial loans............    2.6     1.6      2.8     1.8      3.0     1.6
Consumer loans..............   10.9     8.7      9.9     8.3      7.7     7.9
Unallocated/general.........   18.3      --     10.3      --     21.3      --
                              _____   _____    _____   _____    _____   _____
  Total.....................  100.0%  100.0%   100.0%  100.0%   100.0%  100.0%
                              =====   =====    =====   =====    =====   =====


Investment Activities

Mortgage-Backed Securities
Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Association. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the Federal National Mortgage Association ("FNMA") and the Government National Mortgage Association ("GNMA").

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

Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as the prepayment risk, are passed on to the certificate holder. Accordingly, the life of a mortgage-backed pass-through security approximates the life of the underlying mortgages. At September 30, 1999, $5.8 million of the mortgage-backed securities were classified as available for sale and $.4 million were classified as held to maturity.

The following table presents the composition of the mortgage-backed securities portfolio at each of the dates indicated.

                                               September 30,
                              ________________________________________________
                                   1999             1998             1997
                              ______________   ______________   ______________
                                      Market           Market           Market
    (Dollars in Thousands)     Cost   Value     Cost   Value     Cost   Value
                              ______  ______   ______  ______   ______  ______
Mortgage-backed securities:
Held to maturity:
  FHLMC.....................  $  311  $  319   $  437  $  452   $  588  $  619
  FNMA......................      75      75      412     416      705     711
                              ______  ______   ______  ______   ______  ______
    Total held to maturity..     386     394      849     868    1,293   1,330
                              ______  ______   ______  ______   ______  ______
Available for sale:
  FNMA......................     274     272      578     581       --      --
  GNMA......................   5,525   5,528    7,378   7,320    5,460   5,460
                              ______  ______   ______  ______   ______  ______
    Total available for sale   5,799   5,800    7,956   7,901    5,460   5,460
                              ______  ______   ______  ______   ______  ______
    Total Mortgage-backed
    securities..............  $6,185  $6,194   $8,805  $8,769   $6,753  $6,790
                              ======  ======   ======  ======   ======  ======

The following table sets forth the contractual maturities of the mortgage-backed securities portfolio at September 30, 1999.

                               Amounts at September 30, 1999 Which Mature In
                              ________________________________________________
                               1 Year    1 to 5    5 to 10   Over 10
    (Dollars in Thousands)     or Less    Years     Years     Years     Total
                              ________  ________  ________  ________  ________
Mortgage-backed securities:
Held to maturity:
  FHLMC....................... $   --    $   --    $  311    $   --    $  311
  FNMA........................     75        --        --        --        75
                               ______    ______    ______    ______    ______
    Total held to maturity....     75        --       311        --       386
                               ______    ______    ______    ______    ______
Available for sale:
  FNMA........................     --        --        --       274       274
  GNMA........................     --        --        --     5,525     5,525
                               ______    ______    ______    ______    ______
    Total available for sale..     --        --        --     5,799     5,799
                               ______    ______    ______    ______    ______
    Total mortgage-backed
    securities................ $   75    $   --    $  311    $5,799    $6,185
                               ======    ======    ======    ======    ======


Mortgage-backed securities generally increase the quality of the Association's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Association. At September 30, 1999, $5.8 million of the Association's mortgage-backed securities were pledged to secure obligations of the Association.

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

Investment Securities
The investment policy, as established by the Board of Directors, is designed primarily to provide and maintain liquidity and to generate a favorable return on investments without incurring undue interest rate risk, credit risk, and investment portfolio asset concentrations. The investment policy is currently implemented by the Chairman, President and Chief Financial Officer within the parameters set by the Board of Directors.

The Company and the Association are authorized to invest in obligations issued or fully guaranteed by the U.S. Government, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments.

Securities that management has the intent and positive ability to hold to maturity are classified as held to maturity and are reported at amortized cost. Securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of equity. At September 30, 1999, $26.3 million of the investment securities were classified as available for sale and $1.3 million were classified as held to maturity.

The following table sets forth the composition of the investment securities portfolio at the dates indicated.

                                                September 30,
                             _________________________________________________
                                   1999             1998             1997
                             _______________  _______________  _______________
                                      Market           Market           Market
    (Dollars in Thousands)     Cost   Value     Cost   Value     Cost   Value
                             _______ _______  _______ _______  _______ _______
Investment securities:
Available for sale:
 U.S. Government securities..$25,928 $25,328  $17,106 $17,415  $13,184 $13,307
 Equity securities...........    396     329      396     335       --      --
                             _______ _______  _______ _______  _______ _______
  Total available for sale... 26,324  25,657   17,502  17,750   13,184  13,307
                             _______ _______  _______ _______  _______ _______
Held to maturity:
 Federal Home Loan Bank stock  1,252   1,252    1,185   1,185    1,116   1,116
                             _______ _______  _______ _______  _______ _______
  Total held to maturity.....  1,252   1,252    1,185   1,185    1,116   1,116
                             _______ _______  _______ _______  _______ _______
  Total investment securities$27,576 $26,909  $18,687 $18,935  $14,300 $14,423
                             ======= =======  ======= =======  ======= =======

The following table sets forth the amount of investment securities which mature during each of the periods indicated.

                               Amounts at September 30, 1999 Which Mature In
                              _______________________________________________
                              1 Year     1 to 5   5 to 10   Over 10
    (Dollars in Thousands)    or Less     Years    Years     Years     Total
                              _______   _______   _______   _______   _______
Investment securities
Available for sale:
 U.S. Government securities.. $ 1,989   $19,519   $ 3,420   $ 1,000   $25,928
 Equity securities...........     396        --        --        --       396
                              _______   _______   _______   _______   _______
  Total available for sale...   2,385    19,519     3,420     1,000    26,324
                              _______   _______   _______   _______   _______
Held to maturity:
 Federal Home Loan Bank stock   1,252        --        --        --     1,252
                              _______   _______   _______   _______   _______
  Total held to maturity.....   1,252        --        --        --     1,252
                              _______   _______   _______   _______   _______
  Total investment securities $ 3,637   $19,519   $ 3,420   $ 1,000   $27,576
                              =======   =======   =======   =======   =======


Sources of Funds

General
Deposits are the primary source of the Association's funds for lending and other investment purposes. In addition to deposits, the Association derives funds from loan principal repayments, prepayments and advances from the FHLB of Dallas. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

Deposits
The Association's deposit products include a broad selection of deposit instruments, including NOW accounts, money market accounts, regular savings accounts and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

The Association considers its primary market area to be southwest Arkansas and northeast Texas. The Association utilizes traditional marketing methods to attract new customers and savings deposits. The Association does not advertise for deposits outside of its primary market area or utilize the services of deposit brokers, and management believes that an insignificant number of deposit accounts were held by non-residents of Arkansas and Texas at September 30, 1999.

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

                                               September 30,
                             ________________________________________________
                                  1999             1998             1997
                             ______________   ______________   ______________
    (Dollars in Thousands)    Amount    %      Amount    %      Amount    %
                             ________ _____   ________ _____   ________ _____
Certificates of deposit:
    2.01% to  4.00%......... $     68   0.0%  $    200    .1%  $    295    .2%
    4.01% to  6.00%.........  119,458  77.6    118,730  78.2    109,606  76.6
    6.01% to  8.00%.........   11,131   7.2     11,996   7.9     13,923   9.7
    8.01% and over..........        5   0.0          5   0.0          4   0.0
                             ________ _____   ________ _____   ________ _____
 Total certificate accounts   130,662  84.8    130,931  86.2    123,828  86.5
                             ________ _____   ________ _____   ________ _____
Passbook and statement
 savings accounts...........    6,833   4.5      6,272   4.1      5,257   3.7
Money market accounts.......    7,246   4.7      7,981   5.3      7,500   5.2
NOW accounts................    5,889   3.8      5,371   3.5      5,262   3.7
Noninterest bearing deposits    3,362   2.2      1,400    .9      1,360    .9
                             ________ _____   ________ _____   ________ _____
 Total deposits............. $153,992 100.0%  $151,955 100.0%  $143,207 100.0%
                             ======== =====   ======== =====   ======== =====




The following table presents, by type of deposit, the average balance and the average rate paid for the periods indicated.

                                         Year Ended September 30,
                             ________________________________________________
                                  1999             1998             1997
                             ______________   ______________   ______________
                                 Average          Average          Average
    (Dollars in Thousands)    Balance  Rate    Balance  Rate    Balance  Rate
                             ________ _____   ________ _____   ________ _____

Certificates of deposit..... $130,321  5.28%  $126,634  5.48%  $117,718  5.42%
Passbook and statement
 savings accounts...........    6,703  3.07      5,713  3.30      5,417  3.26
Money market and
 NOW accounts...............   14,457  2.34     14,664  2.81     14,044  2.72
Noninterest bearing accounts    1,665    --      1,359    --      1,200    --
                             ________  ____   ________  ____   ________  ____
  Total deposits............ $153,146  4.90%  $148,370  5.08%  $138,379  5.01%
                             ========  ====   ========  ====   ========  ====

The following table sets forth the net deposit flows during the periods indicated.

                                                   Year Ended September 30,
                                                _____________________________
           (Dollars in Thousands)                 1999       1998       1997
                                                _______    _______    _______

Increase(decrease) before interest credited.... $(3,009)   $ 3,610    $ 5,504
Interest credited..............................   5,046      5,138      4,632
                                                _______    _______    _______
 Net increase(decrease) in deposits............ $ 2,037    $ 8,748    $10,136
                                                =======    =======    =======



The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 1999 and the amounts which mature during the periods indicated.

                                             Amounts at September 30, 1999
                            September 30,           Maturing Within
                            _____________ ___________________________________
                                                                       After
   (Dollars in Thousands)        1999      1 Year   2 Years  3 Years  3 Years
                            _____________ ________ ________ ________ ________
Certificates of deposit:
    2.01% to 4.00%.........    $     68   $     68 $     -- $     -- $     --
    4.01% to 6.00%.........     119,458     94,989   13,216    5,970    5,283
    6.01% to 8.00%.........      11,131      9,284    1,847       --       --
    8.01% and over.........           5         --       --       --        5
                               ________   ________ ________ ________ ________
 Total certificate accounts    $130,662   $104,341 $ 15,063 $  5,970 $  5,288
                               ========   ======== ======== ======== ========



The following table sets forth maturities of certificates of deposit of $100,000 or more at September 30, 1999 by time remaining to maturity.

                       (Dollars in Thousands)             Amount
                                                         _______

                Three months or less.................... $ 3,622
                Three months through six months.........   5,686
                Six months through 12 months............  11,231
                Over 12 months..........................   4,346
                                                         _______
                 Total.................................. $24,885
                                                         =======


Borrowed Funds
The Association may obtain advances from the FHLB of Dallas upon the security of the common stock it owns in that bank and certain of its residential mortgage loans and securities held to maturity, provided certain standards related to creditworthiness have been met. Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending. Recently, the Association has utilized such advances as a supplemental source of funds for the Association's investment and lending activities.

The following table presents certain information regarding borrowed funds for the periods indicated.

                                                  Year Ended September 30,
                                               ______________________________
   (Dollars in Thousands)                        1999       1998       1997
                                               ________   ________   ________
FHLB advances:
  Average balance outstanding................. $12,222    $ 6,423    $   706
  Maximum amount outstanding at any
    month-end during the period...............  17,500      7,200      4,967
  Balance outstanding at end of period........  17,500      6,600      4,967
  Weighted average interest rate
    during the period.........................    4.36%      5.52%      5.53%
  Weighted average interest rate
    at the end of the period..................    4.55%      4.59%      5.54%

Repurchase agreements:
  Average balance outstanding................. $    --    $    --    $    82
  Maximum amount outstanding at any
    month-end during the period...............      --         --         --
  Balance outstanding at end of period........      --         --         --
  Weighted average interest rate
    during the period.........................      --         --       5.58%
  Weighted average interest rate
    at the end of the period..................      --         --         --

Other borrowed money:
  Average balance outstanding................. $    --    $    13    $    39
  Maximum amount outstanding at any
    month-end during the period...............      --         22         43
  Balance outstanding at end of period........      --         --         22
  Weighted average interest rate
    during the period.........................      --       6.50%      6.61%
  Weighted average interest rate
    at the end of the period..................      --         --       6.50%

Total borrowings:
  Average balance outstanding................. $12,222    $ 6,436    $   827
  Maximum amount outstanding at any
    month-end during the period...............  17,500      7,222      4,989
  Balance outstanding at end of period........  17,500      6,600      4,989
  Weighted average interest rate
    during the period.........................    4.36%      5.63%      5.72%
  Weighted average interest rate
    at the end of the period..................    4.55%      4.59%      5.61%


Employees

The Company and the Association had 40 full-time employees and two part-time employees at September 30, 1999. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.

Subsidiaries

As of September 30, 1999, the Company had no subsidiaries other than First Federal, and First Federal had no subsidiaries.


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


Regulation  -  The Company

General
The Company, as a registered savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA"), is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, First Federal is subject to certain restrictions in its dealings with the Company and affiliates thereof.

Activities Restrictions
There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, as discussed under "The Association - Qualified Thrift Lender Test", then such unitary holding company becomes subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, must register as, and become subject to the restrictions applicable to, a bank holding company.

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

Limitations on Transactions with Affiliates
Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent holding company of a savings institution (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings institution. Generally, Sections 23A and 23B
(i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings institution may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1999, First Federal was in compliance with the above restrictions.

Restrictions on Acquisitions
Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS,
(i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

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

The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") amended provisions of the Bank Holding Company Act of 1956 to specifically authorize the FRB to approve an application by a bank holding company to acquire control of a savings institution. FIRREA also authorized a bank holding company that controls a savings institution to merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund ("BIF") with the approval of the appropriate federal banking agency and the FRB. As a result of these provisions, there have been a number of acquisitions of savings institutions by bank holding companies in recent years.

Regulation  -  The Association

General
The OTS has extensive authority over the operations of federally chartered savings institutions. As part of this authority, savings institutions are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings institutions and may also apply to state-chartered savings institutions. Such regulation and supervision is primarily intended for the protection of depositors.

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

Insurance of Accounts
The deposits of First Federal are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

On September 30, 1996, the Omnibus Appropriations Act was signed into law. The legislation authorized a one-time charge on SAIF insured institutions in the amount of .657 dollars for every one hundred dollars of assessable deposits. Additional provisions of the Act include new BIF and SAIF premiums for repayment of the Financing Corporation ("FICO") bonds plus any regular insurance assessment, currently nothing for the lowest risk category institutions. Until full pro-rata FICO sharing is in effect, the FICO premiums for BIF and SAIF were set at 1.3 and 6.4 basis points, respectively, beginning January 1, 1997. Full pro-rata FICO sharing was to begin no later than January 1, 2000.

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

Regulatory Capital Requirements
Federally insured savings institutions are required to maintain certain levels of regulatory capital. OTS-regulated savings associations must comply with two overlapping sets of regulatory capital standards (1) capital adequacy and minimum standards pursuant to FIRREA, and (2) various capital measures pursuant to FDICIA "Prompt Corrective Action".

Pursuant to FIRREA, savings institutions are required to satisfy three different capital requirements. Under these standards, savings institutions must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings institution's intangible assets, with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings institution's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). At September 30, 1999, the Association had no goodwill or other intangible assets and had no subsidiaries engaged in impermissible activities.

In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution's core capital.
Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one-to-four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one-to four-family residences and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one-to-four family residential real estate loans more than 90 days delinquent, and for repossessed assets.

At September 30, 1999, pursuant to FIRREA, First Federal exceeded all of its regulatory capital requirements with a tangible capital ratio of 13.2%, a core capital ratio of 13.2% and a risk-based capital ratio of 22.5%.

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

At September 30, 1999, pursuant to FDICIA, the Association was in the "well capitalized" category with a total risk-based ratio of 22.5%, a Tier 1 risk-based ratio of 22.0% and a Tier 1 leverage ratio of 13.2%.

The following table sets forth First Federal's compliance with each of the above-described capital requirements at September 30, 1999 and 1998.

                                                  September 30, 1999
                                        ______________________________________
                                          Tier 1        Tier 1         Total
                                         Leverage     Risk-based    Risk-based
         (Dollars in Thousands)           Capital       Capital       Capital
                                        __________    __________    __________
GAAP capital............................ $ 26,191      $ 26,191      $ 26,191
Adjustments to capital:
   Non-allowable assets.................       --            --          (304)
   Unrealized loss on securities........      395           395           395
   Allowable allowance for loan losses..       --            --           947
                                         ________      ________      ________
Regulatory capital...................... $ 26,586      $ 26,586      $ 27,229
                                         ========      ========      ========

Total adjusted assets................... $201,435      $120,875      $120,875
                                         ========      ========      ========

Regulatory capital ratio................    13.20%        21.99%        22.53%
                                            =====         =====         =====
Ratios for:
   Adequately capitalized requirement...     4.00%         4.00%         8.00%
   Well capitalized requirement.........     5.00%         6.00%        10.00%


                                                  September 30, 1998
                                        ______________________________________
                                          Tier 1        Tier 1         Total
                                         Leverage     Risk-based    Risk-based
         (Dollars in Thousands)           Capital       Capital       Capital
                                        __________    __________    __________
GAAP capital............................ $ 27,158      $ 27,158      $ 27,158
Adjustments to capital:
   Non-allowable assets.................       --            --          (319)
   Unrealized gain on securities........     (167)         (167)         (167)
   Allowable allowance for loan losses..       --            --           955
                                         ________      ________      ________
Regulatory capital...................... $ 26,991      $ 26,991      $ 27,627
                                         ========      ========      ========

Total adjusted assets................... $188,847      $114,840      $114,840
                                         ========      ========      ========

Regulatory capital ratio................    14.29%        23.50%        24.06%
                                            =====         =====         =====
Ratios for:
   Adequately capitalized requirement...     4.00%         4.00%         8.00%
   Well capitalized requirement.........     5.00%         6.00%        10.00%

Liquidity Requirements
All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all
savings institutions.   At the present time, the required minimum liquid asset
ratio is 4%.  At September 30, 1999, First Federal's liquidity ratio was
19.7%.

Capital Distributions
OTS regulations govern capital distributions by savings institutions. Generally, regulations create a safe harbor for specified levels of capital distributions from institutions meeting certain regulatory requirements. Savings institutions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

In January 1999, the OTS issued regulations containing regulatory requirements pertaining to capital distributions with an effective date of April 1, 1999. Specific regulatory criteria determine whether an association must make application and receive prior approval or give notice of a proposed capital distribution. Previously, all thrifts had to give OTS notice or apply to the agency to make a distribution. The new rule updates and streamlines OTS' capital distribution rule and makes it more consistent with those of other federal banking regulators. The agency's action reflects the solid capital built up by the thrift industry since the previous capital distribution regulation was adopted in 1990. Well run, healthy institutions that satisfy certain criteria will no longer have to notify their federal regulator before paying cash dividends. Institutions that are not subsidiaries of a savings and loan holding company can qualify for a capital distribution without a notice or application to OTS, if they meet certain conditions, including retaining their well capitalized designation following the distribution and having CAMELS and compliance ratings of 1 or 2. Other institutions either have to notify OTS or obtain the agency's approval, depending on the condition of the institution and the amount and nature of the capital distribution, but they may now file a schedule of proposed capital distributions for a year at a time, rather than filing separate notices.

A capital distribution is defined by regulation as: (a) a distribution of cash or other property to a savings association's owners, made on account of their ownership, but excludes: (1) any dividend consisting only of association shares or rights to purchase association shares; or (2) if the association is a mutual savings association, any payment that it is required to make under the terms of a deposit instrument and any other amount paid on deposits that the OTS determines is not a capital distribution; (b) an association's payment to repurchase, redeem, retire or otherwise acquire any of its shares or other ownership interests, any payment to repurchase, redeem, or otherwise acquire debt instruments included in total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests; (c) any direct or indirect payment of cash or other property to owners or affiliates made in connection with a corporate restructuring, including a payment of cash or property to shareholders of another association or to shareholders of its holding company to acquire ownership in that association, other than by a distribution of shares; (d) any other distribution charged against the association's capital accounts if the association would not be well capitalized following the distribution; and (e) any transaction that the OTS or FDIC determines, by order or regulation, to be in substance a distribution of capital.

The regulations contain specific criteria which determine whether an association must make application for approval of a proposed capital distribution or give notice at least 30 days prior to a proposed distribution. The determining regulatory criteria are: (1) the institution is eligible for expedited treatment under OTS' Application Processing Regulation, in that it:
(i) has a CAMELS rating of 1 or 2; (ii) has a CRA rating of satisfactory or better; (iii) has a compliance rating of 1 or 2; (iv) meets all capital requirements before and after the capital distribution; and (v) is not considered a problem or troubled institution by the OTS; (2) the total amount of the distribution plus all previous capital distributions for the calendar year does not exceed net income for that year to date plus retained net income for the preceding two years; (3) the institution will be at least adequately capitalized following the capital distribution; (4) the distribution does not violate any statute, regulation or agreement; (5) the distribution does not involve the redemption or retirement of any part of a savings association's common or preferred stock, or debt instruments such as notes or debentures included in capital; and (6) the institution is not a subsidiary of a savings and loan holding company.

An association must make application to the OTS and receive prior approval for a proposed capital distribution if criteria (1) through (4) are not met. If an association is not required to file an application, it must file a notice with the OTS if criteria (5) and (6) are not met, or if criteria (5) and (6) are met but the association will not be well capitalized following the distribution. If all six criteria are met and an association will be well capitalized following the distribution, it need not make application nor give prior notice to the OTS for capital distributions. An application or notice to the OTS may include proposed distributions over a specified period not to exceed twelve months, and must be filed at least 30 days before the proposed declaration of dividend or approval of the proposed capital distribution by the association's board of directors.

Community Reinvestment
Under the Community Reinvestment Act of 1977, as amended ("CRA"), as implemented by OTS regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. FIRREA amended the CRA to require public disclosure of an institution's CRA rating and require the OTS to provide a written evaluation of an institution's CRA performance utilizing a rating system which identifies four levels of performance that may describe an institution's record of meeting community needs: "outstanding", "satisfactory", "needs to improve" and "substantial noncompliance". The CRA also requires all institutions to make public disclosure of their CRA ratings.

Qualified Thrift Lender Test
All savings institutions are required to meet a QTL test set forth in Section 10(m) of the HOLA and regulations of the OTS thereunder to avoid certain restrictions on their operations. A savings institution that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank; (iii) the institution shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of Dallas; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of: (i) goodwill and other intangible assets; (ii) property used by the savings institution to conduct its business; and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1999, the qualified thrift investments of First Federal were approximately 88% of its portfolio assets.

Branching by Federal Savings Institutions
OTS policy permits interstate branching to the full extent permitted by statute (which is essentially unlimited). Generally, federal law prohibits federal savings institutions from establishing, retaining or operating a branch outside the state in which the federal institution has its home office unless the institution meets the IRS domestic building and loan test (generally, 60% of a thrift's assets must be housing-related) ("IRS Test"). The IRS Test requirement does not apply if, among other things, the law of the state where the branch would be located would permit the branch to be established if the federal savings institution were chartered by the state in which its home office is located. Furthermore, the OTS will evaluate a branching applicant's regulatory capital and record of compliance with the Community Reinvestment Act of 1977. An unsatisfactory CRA record may be the basis for denial of a branching application.

Accounting Requirements
FIRREA requires the OTS to establish accounting standards to be applicable to all savings institutions for purposes of complying with regulations, except to the extent otherwise specified in the capital standards. Such standards must incorporate GAAP to the same degree as is prescribed by the federal banking agencies for banks or may be more stringent than such requirements.

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

Federal Home Loan Bank System
First Federal is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 1999, the Association had $17.5 million in advances from the FHLB of Dallas.

As a member, First Federal is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1999, First Federal had $1.3 million in FHLB stock, which was in compliance with this requirement.

As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low and moderate income housing projects.

Federal Reserve System
The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of September 30, 1999, no reserves were required to be maintained on the first $4.9 million of transaction accounts, reserves of 3% were required to be maintained against the next $41.6 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% against all remaining net transaction accounts. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.


Taxation  -  Federal

General
The Company and First Federal are subject to the generally applicable corporate tax provisions of the Code, and First Federal is subject to certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive discussion of the tax rules applicable to the Company and First Federal.

Tax Year
The Company and the Association file consolidated federal income tax returns on the basis of a fiscal year ending on September 30.

Bad Debt Reserves
Savings institutions, such as First Federal, which meet certain definitional tests primarily relating to their assets and the nature of their businesses, are permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, be deducted in arriving at the institution's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the institution's loans are separated into "qualifying real property loans" (i.e., generally those loans secured by certain interests in real property) and all other loans ("non-qualifying loans"). The deduction with respect to non-qualifying loans must be computed under the experience method as described below. The following formulas may be used to compute the bad debt deduction with respect to qualifying real property loans: (i) actual loss experience, or (ii) a percentage of taxable income. Reasonable additions to the reserve for losses on non-qualifying loans must be based upon actual loss experience and would reduce the current year's addition to the reserve for losses on qualifying real property loans, unless that addition is also determined under the experience method. The sum of the additions to each reserve for each year is the institution's annual bad debt deduction.

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

Under the percentage of taxable income method, the bad debt deduction equals 8% of taxable income determined without regard to that deduction and with certain adjustments. The availability of the percentage of taxable income method permits a qualifying savings institution to be taxed at a lower effective federal income tax rate than that applicable to corporations in general. This resulted generally in an effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction permitted under the percentage of taxable income method, in the absence of other factors affecting taxable income, of 31.3% exclusive of any minimum tax or environmental tax (as compared to 34% for corporations generally). For tax years beginning on or after January 1, 1993, the maximum corporate tax rate was increased to 35%, which increased the maximum effective federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction to 32.2%. Any savings institution at least 60% of whose assets are qualifying assets, as described in the Code, will generally be eligible for the full deduction of 8% of taxable income. As of September 30, 1999, approximately 88% of the assets of First Federal were "qualifying assets" as defined in the Code.

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

First Federal used the experience method for the periods ended September 30, 1999, 1998 and 1997.

Distributions
If First Federal were to distribute cash or property to its sole stockholder, and the distribution was treated as being from its accumulated bad debt reserves, the distribution would cause First Federal to have additional taxable income. A distribution is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-qualified distribution." A distribution with respect to stock is a non-qualified distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-qualified distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

Minimum Tax
The Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally applies to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

Net Operating Loss Carryovers
Prior to the 1997 Tax Law, a corporation could carry back net operating losses ("NOLs") to the preceding three taxable years and forward to the succeeding 15 taxable years, applicable to losses incurred in taxable years beginning after 1986. The 1997 Tax Law reduced the carryback period from three years to two years and increased the carryforward period from 15 years to 20 years, effective for NOLs for taxable years beginning after July 1997. At September 30, 1999, the Company and First Federal had no NOL carryforwards for federal income tax purposes.

Capital Gains and Corporate Dividends-Received Deduction
Corporate net capital gains are taxed at a maximum rate of 34%. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

Other Matters
Federal legislation is introduced from time to time that would limit the ability of individuals to deduct interest paid on mortgage loans. Individuals are currently not permitted to deduct interest on consumer loans. Significant increases in tax rates or further restrictions on the deductibility of mortgage interest could adversely affect First Federal.

First Federal's federal income tax returns for the tax years ended September 30, 1996 forward are open under the statute of limitations and are subject to review by the IRS.

Taxation  -  State

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

Item 2. Properties

The Association conducts its business from its executive office in Texarkana, Arkansas, and four full-service offices, all of which are located in Southwest Arkansas. The following table sets forth the net book value (including land, leasehold improvements and equipment) and certain other information with respect to the offices and other properties at September 30, 1999.

                               Leased/       Net Book Value      Amount of
                                Owned         of Property        Deposits
_________________________   ______________   ______________   ______________
                                                  (Dollars In Thousands)

Third & Olive Streets           Owned            $1,234         $103,457
Texarkana, Arkansas

611 East Wood Street            Owned                75           11,806
Ashdown, Arkansas

6th & S. Main                   Owned               121           15,793
Hope, Arkansas

1011 W. Collin Raye Drive       Owned               683           19,885
DeQueen, Arkansas

111 W. Shepherd                Leased(1)             --            3,051
Nashville, Arkansas

5700 Richmond Road              Owned(2)            578               --
Texarkana, Texas



____________________

(1)  Property is leased on a month to month basis.

(2) Building in process. Construction of a full-service branch office began in July 1999 with an estimated completion date of March 2000 and an approximate cost of $850,000 excluding land and equipment cost.



Item 3.  Legal Proceedings

The Company is not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.



Item 4.  Submission of Matters to Vote of Security Holders

None submitted during the fourth quarter of the fiscal year.

PART II.



Item 5. Market for Company's Common Equity and Related Stockholder Matters

Shares of Texarkana First Financial Corporation's common stock are traded under the name Texarkana, symbol "FTF", on the American Stock Exchange. At September 30, 1999, the Company had approximately 400 stockholders of record.

Cash dividends declared and any additional information required herein, to the extent applicable, is incorporated by reference from pages 3 and 4 of the Company's 1999 Annual Report to Stockholders ("Annual Report").



Item 6. Selected Financial Data

The information required herein is incorporated by reference from pages 3 and 4 of the 1999 Annual Report.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information required herein is incorporated by reference from pages 5 to 16 of the 1999 Annual Report.



Item 8. Financial Statements and Supplementary Data

The information required herein is incorporated by reference from pages 17 to 42 of the 1999 Annual Report.



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III.



Item 10. Directors and Executive Officers of the Company

The information required herein is incorporated by reference from pages 2 to 4 of the definitive proxy statement of the Company for the Annual Meeting of Stockholders to be held on January 25, 2000, which was filed on December 27, 1999 ("Definitive Proxy Statement").



Item 11. Executive Compensation

The information required herein is incorporated by reference from pages 7 to 9 of the Definitive Proxy Statement.



Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required herein is incorporated by reference from pages 5 and 6 of the Definitive Proxy Statement.



Item 13. Certain Relationships and Related Transactions

The information required herein is incorporated by reference from page 9 of the Definitive Proxy Statement, and page 37 of the Annual Report, Note 16 in the Notes to the Consolidated Financial Statements.

PART IV.



Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents Filed as Part of this Report

(1)  The following financial statements are incorporated by reference from
Item 8 hereof (see Exhibit 13.0):

     Report of Independent Auditors
     Consolidated Statements of Financial Condition as of September 30, 1999
       and 1998.
     Consolidated Statements of Income for the Fiscal Periods Ended September
       30, 1999, 1998 and 1997
     Consolidated Statements of Stockholders' Equity for the Fiscal Periods
       Ended September 30, 1999, 1998 and 1997.
     Consolidated Statements of Cash Flows for the Fiscal Periods ended
       September 30, 1999, 1998 and 1997.
     Notes to Consolidated Financial Statements.

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

                                Exhibit Index                            Page

 2.1  Plan of Conversion                                                  *
 3.1  Articles of Incorporation of Texarkana First Financial Corporation  *
 3.2  Bylaws of Texarkana First Financial Corporation                     *
 4.1  Stock Certificate of Texarkana First Financial Corporation          **
10.1  Employment Agreement among First Federal Savings and Loan
        Association of Texarkana, Texarkana First Financial Corporation
        and James W. McKinney                                             *
10.2  Employment Agreement among First Federal Savings and Loan
        Association of Texarkana, Texarkana First Financial Corporation
        and John E. Harrison                                              *
10.3  1996 Key Employee Stock Compensation Program                        *
10.4  1996 Management Recognition Plan for Officers                       *
10.5  1996 Management Recognition Plan for Directors                      *
10.6  1996 Directors' Stock Option Plan                                   *
11.0  Earnings Per Share Computation                                      E-1
13.0  1999 Annual Report to Stockholders                                  ***


____________________

* Incorporated herein by reference from the Corporation's Registration Statement on Form S-1 (Registration No. 33-900834) filed by the Company with the SEC on March 31, 1995, as subsequently amended.

** Incorporated herein by reference from the Company's Form 10-K for the year ended September 30, 1995.

*** Previously filed by EDGAR on December 27, 1999




(b)  Reports on Form 8-K

None filed during the fourth quarter of the fiscal year.

(c)  See (a)(3) above for all exhibits and the Exhibit Index.

(d) There are no other financial statements and financial statement schedules which were excluded from the 1999 Annual Report to Stockholders which are required to be included herein.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                      TEXARKANA FIRST FINANCIAL CORPORATION

                                            /s/ James W. McKinney
                                           ___________________________
                                             James W. McKinney
                                               Chairman of the Board
                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James W. McKinney
______________________________                           December 28, 1999
  James W. McKinney
    Chairman of the Board
    and Chief Executive Officer

/s/ John E. Harrison
______________________________                           December 28, 1999
  John E. Harrison
    President, Chief Operation Officer,
    and Director

/s/ John M. Andres
______________________________                           December 28, 1999
  John M. Andres
    Director

/s/ Arthur L. McElmurry
______________________________                           December 28, 1999
  Arthur L. McElmurry
    Director

/s/ Donald N. Morriss
______________________________                           December 28, 1999
  Donald N. Morriss
    Director

/s/ Josh R. Morriss, Jr.
______________________________                           December 28, 1999
  Josh R. Morriss, Jr.
    Director

/s/ James L. Sangalli
______________________________                           December 28, 1999
  James L. Sangalli
    Chief Financial Officer

Form 10-K
Exhibit 11.0
EARNINGS PER SHARE COMPUTATION






                                                Years Ended September 30,
                                           __________________________________
                                              1999        1998        1997
                                           __________  __________  __________

Net Income................................ $3,227,028  $3,305,759  $2,883,956
                                            =========   =========   =========



Weighted average shares:
  Common shares outstanding...............  1,489,352   1,627,087   1,686,598
  Common stock equivalents due to
    assumed exercise of stock options.....     67,217      81,600      33,472
                                            _________   _________   _________
      Common shares assuming dilution.....  1,556,569   1,708,687   1,720,070
                                            =========   =========   =========



Net income per common share:
  Basic...................................      $2.17       $2.03       $1.71
  Assuming dilution.......................       2.07        1.94        1.68



____________________