Form 10-Q
period 1999-12-31
TEXARKANA FIRST FINANCIAL CORP
filed 2000-02-14
CIK 943355

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   December 31, 1999


                                   OR


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________



                     Commission File Number  1-13842



                  Texarkana First Financial Corporation
_______________________________________________________________________
          (Exact name of registrant as specified in its charter)


               Texas                                 71-0771419
_________________________________              ________________________
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                 Identification Number)


        3rd & Olive Streets
        Texarkana, Arkansas                           71854-5917
_________________________________________      ________________________
 (Address of principal executive office)              (Zip Code)


                            (870) 773-1103
_______________________________________________________________________
          (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of December 31, 1999, there were issued and outstanding 1,539,342 shares of the Registrant's Common Stock, par value $0.01 per share.

                      TEXARKANA FIRST FINANCIAL CORPORATION




                                TABLE OF CONTENTS




                                                                          Page

Part I.   Financial Information

Item 1.   Consolidated Financial Statements:

          Consolidated Statements of Financial Condition as of
          December 31, 1999 (unaudited) and September 30, 1999              1

          Consolidated Statements of Income for the three months
          ended December 31, 1999 and 1998 (unaudited)                      2

          Consolidated Statements of Cash Flows for the three months
          ended December 31, 1999 and 1998 (unaudited)                      3

          Notes to Unaudited Consolidated Financial Statements              5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         6




Part II.  Other Information

Item 1.   Legal Proceedings                                                13
Item 2.   Changes in Securities                                            13
Item 3.   Defaults Upon Senior Securities                                  13
Item 4.   Submission of Matters to a Vote of Security Holders              13
Item 5.   Other Information                                                13
Item 6.   Exhibits and Reports on Form 8-K                                 13
          Signatures                                                       14

                      TEXARKANA FIRST FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In Thousands)

                                                     Unaudited
                                                    December 31, September 30,
                                                        1999          1999
ASSETS
Cash and cash equivalents
   Cash & due from banks............................  $  2,940      $  2,370
   Interest bearing deposits in other banks.........     1,932           638
   Federal funds sold...............................       150           150
                                                      ________      ________
      Total cash and cash equivalents...............     5,022         3,158

Investment securities available-for-sale............    27,778        31,457
Mortgage-backed securities held-to-maturity.........       297           386
Federal Home Loan Bank stock........................     1,270         1,252
Loans receivable, net of unearned income............   166,735       161,208
Allowance for loan losses...........................      (992)         (995)
Accrued interest receivable.........................     1,519         1,311
Foreclosed real estate, net.........................        --            --
Premises and equipment, net.........................     2,850         2,691
Other assets........................................       651           679
                                                      ________      ________

   Total assets.....................................  $205,130      $201,147
                                                      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits............................................  $151,763      $153,992
Advances from borrowers for taxes & insurance.......     1,049         2,151
Borrowed funds......................................    24,200        17,500
Accrued federal income tax..........................       442           176
Accrued state income tax............................       188           134
Accrued expenses and other liabilities..............       796           816
                                                      ________      ________
   Total liabilities................................   178,438       174,769
                                                      ________      ________
Commitments and contingencies.......................        --            --
                                                      ________      ________
Common stock, $0.01 par value;
   15,000,000 shares authorized;
   1,983,750 shares issued..........................        20            20
Additional paid-in capital..........................    13,763        13,742
Common stock acquired by stock benefit plans........    (1,403)       (1,448)
Treasury stock, at cost, 444,408 shares and
   444,408 shares September 30, 1999................    (9,210)       (9,210)
Retained earnings-substantially restricted..........    24,231        23,713
Accumulated other comprehensive income..............      (709)         (439)
                                                      ________      ________
      Total stockholders' equity....................    26,692        26,378
                                                      ________      ________
      Total liabilities and stockholders' equity....  $205,130      $201,147
                                                      ========      ========


The accompanying notes are an integral part of this statement.

                      TEXARKANA FIRST FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                          Three Months Ended
                                                             December 31
                                                           1999       1998
Interest income:
   Loans:
      First mortgage loans............................. $ 2,918    $ 2,923
      Consumer and other loans.........................     419        365
   Investments - taxable...............................     407        333
   Mortgage-backed and related securities..............      87        121
                                                        _______    _______
      Total interest income............................   3,831      3,742
                                                        _______    _______
Interest expense:
   Deposits............................................   1,809      1,923
   Borrowed funds......................................     239        116
                                                        _______    _______
      Total interest expense...........................   2,048      2,039
                                                        _______    _______
      Net interest income..............................   1,783      1,703
   Provision for loan losses...........................      --         --
                                                        _______    _______
      Net interest income after provision..............   1,783      1,703
                                                        _______    _______
Noninterest income:
   Gain on sale of investments, net....................      --         10
   Gain on sale of loans, net..........................      --         87
   Loan origination and commitment fees................      70        118
   Other...............................................     156        138
                                                        _______    _______
      Total noninterest income.........................     226        353
                                                        _______    _______
Noninterest expense:
   Compensation and benefits...........................     555        552
   Occupancy and equipment.............................      59         56
   SAIF deposit insurance premium......................      23         22
   Other...............................................     165        146
                                                        _______    _______
      Total noninterest expense........................     802        776
                                                        _______    _______
Income before income taxes.............................   1,207      1,280
Income tax expense.....................................     446        459
                                                        _______    _______
Net income............................................. $   761    $   821
                                                        =======    =======

Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities                    (270)       (82)
   Reclassification of gain included in net income           --         (6)
                                                         _______    _______
Comprehensive income                                         491        733
                                                         =======    =======

   Earnings per common share - basic..................   $ 0.527    $ 0.536
   Earnings per common share - diluted................   $ 0.510    $ 0.514
   Weighted average shares - basic.................... 1,443,222  1,531,409
   Weighted average shares - diluted.................. 1,491,013  1,598,156


The accompanying notes are an integral part of this statement.

                      TEXARKANA FIRST FINANCIAL CORPORATION
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                         Three Months Ended
                                                             December 31,
                                                            1999      1998
Cash Flows From Operating Activities:
  Interest and dividends received....................... $ 3,586   $ 3,754
  Miscellaneous income received.........................     213       341
  Interest paid.........................................    (768)     (671)
  Cash paid to suppliers and employees..................    (663)     (689)
  Cash from loans sold..................................      --     3,944
  Cash paid for loans originated to sell................      --    (3,669)
  Income taxes paid.....................................    (126)       (9)
                                                         _______   _______
    Net Cash Provided By Operating Activities...........   2,242     3,001
                                                         _______   _______

Cash Flows From Investing Activities:
  Proceeds from call and maturity of
    investment securities...............................   3,000     3,250
  Proceeds from sale of securities
    available for sale..................................      --       500
  Purchases of investment securities
    available for sale..................................      --        --
  Purchases of mortgage-backed securities...............      --        --
  Principal collected on mortgage-backed securities.....     454       784
  Purchase of fixed assets..............................    (186)      (55)
  Net (increase) in loans...............................  (5,507)      (95)
  Cash paid for REO held for resale.....................      --        (8)
  Proceeds from sale of REO and other REO recoveries....      --        80
                                                         _______   _______
    Net Cash Provided (Used) By Investing Activities....  (2,239)    4,456
                                                         _______   _______

Cash Flows From Financing Activities:
  Net increase (decrease) in savings,
    demand deposits, and certificates of deposit........  (3,474)   (1,723)
  Net increase (decrease) in escrow funds...............  (1,103)   (1,089)
  Net increase (decrease) in funds borrowed.............   6,700     3,400
  Purchase of treasury stock............................      --    (1,068)
  Stock options exercised...............................      --         8
  Cash dividends paid on common stock...................    (262)     (266)
                                                         _______   _______
    Net Cash (Used) By Financing Activities.............   1,861      (738)
                                                         _______   _______
    Net Increase (Decrease) In Cash and Cash Equivalents   1,864     6,719
                                                         _______   _______
Cash and Cash Equivalents, beginning of period..........   3,158     2,635
                                                         _______   _______
Cash and Cash Equivalents, end of period................ $ 5,022   $ 9,354
                                                         =======   =======


The accompanying notes are an integral part of this statement.

                      TEXARKANA FIRST FINANCIAL CORPORATION


                 SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS

                                                         Three Months Ended
                                                             December 31,
                                                            1999      1998
Reconciliation of net income to cash provided
    by operating activities:
Net income.............................................. $   761   $   821
                                                         _______   _______
Adjustments to reconcile net income to cash provided
    by operating activities:
  Depreciation..........................................      27        28
  Amortization of discounts and premiums................      (3)       20
  Amortization of deferred loan fees....................      (7)      (13)
  Amortization of common stock acquired by benefit plans     126       137
  (Gain) loss on sales of real estate owned.............      --         1
  (Gain) loss on sales of securities available for sale.      --       (10)
  Interest expense credited to saving accounts..........   1,244     1,304
  Dividend and interest income added to investments.....     (33)      (31)
  Loan fees deferred....................................       5        15
Changes in assets and liabilities:
  (Increase) decrease in interest receivable............    (207)       20
  Increase (decrease) in accrued interest payable.......      37        64
  Increase (decrease) in income tax payable.............     320       451
  Net increase (decrease) in other
    receivables and payables............................     (28)      194
                                                         _______   _______
    Total adjustments...................................   1,481     2,180
                                                         _______   _______
Net cash provided by operations......................... $ 2,242   $ 3,001
                                                         =======   =======




Supplemental schedule of noncash investing
  and financing activities:
    FHLB stock dividends not redeemed................... $    18   $    17
    Acquisition of real estate in settlement of loans...      --        22
    Loans made to finance sale of REO...................      --        79

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

The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the year ending September 30, 2000. Earnings for the full fiscal year will be impacted by any repurchase of Company stock and various economic conditions. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1999, contained in the Company's annual report to stockholders.

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

                      TEXARKANA FIRST FINANCIAL CORPORATION


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

Management's discussion and analysis of results of operations is intended to assist in understanding the financial condition and results of operations of the Company. The Company's results of operations depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The Company's results of operations also are affected by the provision for loan losses, the level of its noninterest income and expenses, and income tax expense.


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

At December 31, 1999, the estimated one-year gap was a negative 71.0% and the ratio of rate-sensitive assets to rate-sensitive liabilities maturing or repricing within one year was 58.5%.

At December 31, 1999, assuming instantaneous interest rate changes sustained for a twelve-month period, the following table presents the estimated percent of change in the net portfolio value and net interest income for various changes in interest rates (100 basis points equals 1%). Estimates are based upon numerous assumptions. Actual sensitivity to interest rate changes could vary significantly if actual experience differs from assumptions used in making the calculations. Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts, if any.

                                          Percentage Change in
                   Change in          _____________________________
                 Interest Rates       Net Portfolio    Net Interest
                 (Basis Points)           Value           Income
                _______________       _____________    ____________
                     +300                 -16.1%          -12.9%
                     +200                  -8.9%           -8.6%
                     +100                  -3.6%           -4.3%
                     -100                  +2.4%           +4.0%
                     -200                  +4.9%           +8.0%
                     -300                  +7.9%          +12.0%


Changes in Financial Condition

General
The Company's assets increased $4.0 million (2.0%) to $205.1 million at December 31, 1999 from $201.1 million at September 30, 1999. The increase was due primarily to increases of $5.5 million (3.4%) in loans receivable and $1.9 million (59.0%) in cash and cash equivalents, partially offset by a decrease of $3.8 million (11.3%) in investments. The Company's total liabilities increased $3.7 million (2.1%) due primarily to an increase of $6.7 million (38.3%) in borrowed funds, partially offset by decreases of $2.2 million (1.4%) in deposits and $1.1 million (51.2%) in borrowers' escrow balances (property tax payments are made in the first two quarters of the fiscal year).

Cash and Cash Equivalents
Cash and federal funds sold increased $1.9 million (59.0%) to $5.0 million at December 31, 1999 from $3.2 million at September 30, 1999. The increase was due primarily to increases in cash and interest-bearing deposits in other banks.

Investments
Investments decreased $3.8 million (11.3%) to $29.3 million at December 31, 1999 from $33.1 million at September 30, 1999. Proceeds from maturing investments were utilized for Y2K cash liquidity.

Loans Receivable
Loans receivable, net of unearned income, increased $5.5 million (3.4%) to $166.7 million at December 31, 1999 from $161.2 million at September 30, 1999. The increase in loans was the result of an increase of $4.2 million (2.9%) in real estate loans and an increase of $1.3 million (7.4%) in commercial and consumer loans. The increase was due to additional loan demand, including home equity loans, and the retention of fixed-rate mortgage loans. In the quarter ended December 31, 1999, $17.1 million of loans were originated. $6.0 million of single-family mortgage loans were originated and none were sold.

Nonperforming Assets
Nonperforming assets decreased $277,000 to $792,000 (.39% of total assets) at December 31, 1999 compared to $1.1 million (.53% of total assets) at September 30, 1999. At December 31, 1999, nonperforming loans were $792,000 (.48% of total loans) compared to $1.1 million (.66% of total loans) at September 30, 1999. At December 31, 1999, the Company had no foreclosed real estate. At December 31, 1999, the allowance for loan losses was $992,000 (.59% of total loans and 125.25% of nonperforming loans) compared to $995,000 (.62% of total loans and 93.08% of nonperforming loans) at September 30, 1999. Net charge-offs were $3,000 and $0, respectively, for quarters ended December 31, 1999 and September 30, 1999.

Deposits
Deposits decreased $2.2 million (1.4%) to $151.8 million at December 31, 1999 from $154.0 million at September 30, 1999. The decrease in deposits was primarily in transaction accounts.

Borrowed Funds
Borrowings increased $6.7 million (38.3%) to $24.2 million at December 31, 1999 from $17.5 million at September 30, 1999. Additional borrowings, from the FHLB of Dallas, were primarily utilized to fund increases in loans.

Stockholders' Equity
Stockholders' equity increased $.3 million (1.2%) to $26.7 million at December 31, 1999 from $26.4 million at September 30, 1999, primarily the result of retained earnings. The ratio of stockholders' equity to total assets was 13.0% at December 31, 1999 compared to 13.1% at September 30, 1999.

Comparison of Results of Operations for the Three Month Periods Ended December 31, 1999 and 1998

General
For the three months ended December 31, 1999 compared to the same period ended December 31, 1998, net income was $60,000 less, primarily due to a decrease of $87,000 in gain on sale of loans (no loans were sold in the current quarter). Total average earning assets and total average interest-bearing liabilities were both higher. Lower rates on earning assets (investments and loans) were offset by lower rates on interest-bearing liabilities (deposits and borrowed funds).

For the three months ended December 31, 1999 and December 31, 1998, respectively, the yield on total average earning assets was 7.77% and 7.92%; the rate on total average interest-bearing liabilities was 4.87% and 5.02%; the interest rate spread was 2.90% and 2.89%; and, the net interest margin was 3.62% and 3.60%.

For the three months ended December 31, 1999, net income was $761,000 compared to $821,000 for the same period ended December 31, 1998. The decrease of $60,000 (7.3%) in net income was due to a decrease of $127,000 in noninterest income and an increase of $26,000 in noninterest expense, which were partially offset by an increase of $80,000 in net interest income and a decrease of $13,000 in income tax expense.

For the three months ended December 31, 1999 and December 31, 1998, net income per common share was $.53 and $.54, respectively (diluted EPS of $.51 and $.51, respectively). Return on average assets (ROA) was 1.50% and 1.69%, respectively, and return on average equity (ROE) was 11.33% and 11.99%, respectively. The operating efficiency ratio was 39.9% and 37.7%, respectively.

Net Interest Income
For the three months ended December 31, 1999, net interest income increased $80,000 (4.7%) compared to the same period in 1998. The increase was due to an increase of $89,000 (2.4%) in interest income, partially offset by an increase of $9,000 (.4%) in interest expense. For the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999, the net interest margin was 3.62% and 3.60%, respectively, and the net interest spread was 2.90% and 2.89%, respectively.

Interest Income
For the three months ended December 31, 1999, interest income increased $89,000 (2.4%) compared to the same period in 1998. The increase was the result of higher average balances partially offset by lower rates. Average earning assets increased to $196.2 million from $187.6 million and the average yield declined to 7.77% from 7.92%.

Interest Expense
For the three months ended December 31, 1999, interest expense increased $9,000 (.4%) compared to the same period in 1998. The increase was the result of higher average balances partially offset by lower rates. Average interest-bearing liabilities increased to $167.3 million from $161.0 million and the average rate declined to 4.87% from 5.02%

Provision for Loan Losses
No provisions were made for loan losses during the three months ended December 31, 1999. No charge has been made to provision for loan losses since March 1995. During this time, asset quality remained consistently favorable with a ratio of nonperforming loans to total loans of .48% at December 31, 1999, .66% at September 30, 1999 and .33% at December 31, 1998.

At December 31, 1999 and September 30, 1999, the balance of the allowance for loan losses was $992,000 and $995,000, respectively, and the ratio of the allowance for loan losses to nonperforming loans was 125.25% and 93.08%, respectively. Management believes that the current allowance for loan losses is adequate based upon prior loss experience, the volume and type of lending conducted by the Association, industry standards, past due loans and the current economic conditions in the market area.

Noninterest Income
For the three months ended December 31, 1999, noninterest income decreased $127,000 (36.0%) compared to the same period in 1998. The decrease was primarily due to decreases of $87,000 in gain on sale of loans and $48,000 in loan origination fees, partially offset by an increase of $18,000 in other noninterest income, primarily service charges and fees. The decreases in gain on sale of loans and loan origination fees were the result of decreases in the number and amount of single-family mortgage loans originated and sold. In the quarter ended December 31, 1999, $6.0 million of single-family mortgage loans were originated and none were sold. In the quarter ended December 31, 1998, $9.7 million of single-family mortgage loans were originated and $4.0 million were sold.

Noninterest Expense
For the three months ended December 31, 1999, noninterest expense increased $26,000 (3.4%) compared to the same period in 1998. The increase was primarily due to an increase of $19,000 in other noninterest expense, primarily in data processing charges which includes a $9,000 conversion fee for a customer information system.


Liquidity and Capital Resources

The Company's assets consist primarily of cash and cash equivalents and the shares of the Association's common stock. The Company has no significant liabilities.

The Association's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Association's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Association invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Association generates cash through the retail deposit market, its traditional funding source, to provide cash for lending and investing activities. As an additional source of funds, the Association may borrow from the FHLB of Dallas and has utilized this source of funds with borrowings of $24.2 million and $17.5 million at December 31, 1999 and September 30, 1999, respectively.

All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all
savings institutions.   At the present time, the required minimum liquid asset
ratio is 4%. At December 31, 1999, the Association's liquidity ratio was 17.03%.

The Company's and the Association's regulatory capital remains well in excess of all applicable regulatory requirements. At December 31, 1999, the Company's tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 13.29%, 21.98% and 22.50%, respectively, and the Association's tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 12.85%, 21.27% and 21.79%, respectively, compared to regulatory "well capitalized" requirements of 5.0%, 6.0% and 10.0%, respectively.


The Year 2000 Issue

Implementation of the Year 2000 Plan involved both direct and indirect costs. Direct costs include hardware and software upgrades and replacements, and charges by third party software vendors. Indirect costs principally consist of existing employee time related to implementation of the Year 2000 Plan. In the Company's Year 2000 Plan, total cost associated with Year 2000 compliance were budgeted at approximately $35,000. Actual total cost was $32,800.

The Company and its subsidiary experienced no Y2K related problems.


Recent Legislation

A new financial modernization bill titled the Gramm-Leach-Bliley Act (the "Act") was signed into law in November 1999. The Act repealed the Glass-Steagall Act and allows banks, insurance companies and security firms to affiliate through new financial holding companies. A national bank may engage in many new financial activities through a subsidiary. It authorizes operating subsidiaries to sell any financial product without geographic limitation. Activities not permitted in subsidiaries include insurance underwriting, insurance company portfolio investing, real estate investment and development, and merchant banking (merchant banking may be allowed in five years if both the Fed and Treasury agree). The subsidiary operation would be available only to well-capitalized and well-managed banks. The powers and authorities of existing unitary thrift holding companies are grandfathered. Sale of existing unitaries can be to financial companies only. The Office of Thrift Supervision can continue to grant unitary charters to financial companies, but cannot grant charters to nonfinancial companies. The Act repealed the Savings Association Insurance Fund special reserve and allows the FDIC to return nearly $1 billion to the SAIF general reserves.

The Act requires all financial institutions to disclose their privacy policies to their customers at the time a relationship is created and then annually on sharing customer information with affiliates and third parties. Customers must be notified that they may opt-out of sharing with nonaffiliated third parties, with certain exceptions. The Act extends the Community Reinvestment Act compliance examination cycle for community banks (banks and thrifts with less than $250 million in assets) to five years if they had an "outstanding" rating and to four years if they had a "satisfactory" rating.

The Act also provides for modernization of the Federal Home Loan Bank System. Governance of the FHLBanks will be decentralized, allowing Bank directors to elect their chairman and vice chairman, and membership in the FHLB becomes voluntary for all members.

Under the Act, the Federal Reserve Board is the umbrella supervisor of financial holding companies, and state and federal regulators will functionally regulate insurance and securities affiliates. The FDIC retains full authority to allow state chartered banks to continue to engage in grandfathered activities and to approve new activities that go beyond the powers of national banks.


Recent Accounting Developments

In January 1999, the Company adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement amends SFAS 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments. This statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a nonmortgage banking enterprise.

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Entities are required to carry all derivative instruments in the statement of financial position at fair value. The accounting for changes in the fair value (that is, gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, on the reason for holding it. Initially, SFAS No. 133 was to be effective for financial statements issued for fiscal periods beginning after June 15, 1999. On July 7, 1999, FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" providing for a one year deferral to fiscal periods beginning after June 15, 2000 (the Company's effective date of October 1, 2000). Adoption of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

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

Item 2.  Changes in Securities
         None.

Item 3.  Defaults Upon Senior Securities
         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         The Annual Meeting of Stockholders of the Company was held on January 25, 2000. The Information required herein is incorporated by reference from the Notice of Annual Meeting of Stockholders and Proxy Statement dated and filed December 27, 1999. Stockholders elected all directors which were proposed for nomination and ratified the appointment of Wilf & Henderson, P.C. as the Company's independent auditors. Voting results are contained in the Report of Inspector of Election for the Annual Meeting of Stockholders (Exhibit 99).

Item 5.  Other Information
         On March 9, 1999, the Company announced a plan to repurchase up to 80,000 shares (5%) of the Company's outstanding common stock and all shares have been repurchased as of September 21, 1999. The repurchased shares are held as treasury stock and are available for general corporate purposes.

         On December 28, 1999, the Company declared a quarterly dividend in the amount of $.17 per share, payable January 24, 2000 to stockholders of record on January 10, 2000.

         At the meeting of the Board of Directors on January 25, 2000, Mr. John E. Harrison was elected Chief Executive Officer of the Association and reelected President and Chief Operating Officer of the Association and the Company. Mr. James W. McKinney remains Chairman and Chief Executive Officer of the Company and Chairman of the Association.

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



                      TEXARKANA FIRST FINANCIAL CORPORATION




                                           /s/ James W. McKinney
Date:  February 14, 2000             By:  ______________________________
                                          James W. McKinney
                                          Chairman and CEO




                                           /s/ James L. Sangalli
Date:  February 14, 2000             By:  ______________________________
                                          James L. Sangalli
                                          Chief Financial Officer

Form 10-Q
Exhibit 11
EARNINGS PER SHARE COMPUTATION




                                                     Three Months Ended
                                                        December 31,
                                                   ______________________
                                                      1999        1998
                                                   __________  __________

     Net Income................................... $  760,611  $  821,441
                                                    =========   =========


     Weighted average shares:
       Common shares outstanding..................  1,443,222   1,531,409
       Common stock equivalents due to
         assumed exercise of stock options........     47,791      66,747
                                                    _________   _________
           Common shares assuming dilution........  1,491,013   1,598,156
                                                    =========   =========



     Net income per common share:
       Basic......................................      $.527       $.536
       Assuming dilution..........................       .510        .514





                                    E 1

Form 10-Q
Exhibit 99

                        REPORT OF INSPECTOR OF ELECTION

I,      Larry H. Henderson, CPA                    , the duly appointed
representative of Texarkana First Financial Corporation , the Inspector of Election of Texarkana First Financial Corporation (the "Company"), do hereby certify as follows:

That an Annual Meeting of Stockholders of the Company was held at the main office of First Federal Savings and Loan Association located at Third and Olive Streets, Texarkana, Arkansas 71854 on Tuesday, January 25, 2000 at 3:00 p.m., Central Time, pursuant to due notice.

That before entering into the discharge of my duty, I was sworn, and the oath so taken by me is hereto attached.

That I inspected the signed proxies used at the Annual Meeting and found the same to be in proper form.

That there were 1,539,342 shares of common stock of the Company which could be voted at the Annual Meeting, and that 1,131,150 shares were represented at such meeting by the holders thereof or by proxy, which constituted a quorum.

1. That I did receive the votes of the stockholders by ballot and by proxy with respect to the election of directors of the Company, as set forth below:

                                    FOR         WITHHOLD      NOT VOTED
     a.  John M. Andres          1,083,992       47,158           --
     b.  Arthur L. McElmurry     1,084,100       47,050           --

That each of the nominees received a plurity of the total votes eligible to be cast at the Annual Meeting and that each of the nominees has been elected as a director by the stockholders of the Company.

2. That I did receive the votes of the stockholders by ballot and by proxy to ratify the appointment of Wilf & Henderson, P.C. as the Company's independent auditors for the fiscal year ending September 30, 2000, as set forth below:

           FOR           AGAINST          ABSTAIN          NOT VOTED
        1,116,485         1,715            12,950              ___

That said proposal received a majority of the total votes eligible to be cast at the Annual Meeting and that this matter has been adopted by the stockholders of the Company.

IN WITNESS WHEREOF, I have made this certificate and have hereunto set my hand this 25th day of January, 2000.
                                          INSPECTOR OF ELECTION

                                          /s/ Larry H. Henderson
                                      By:______________________________
                                         Larry H. Henderson, CPA


                                    E 2