Form 10-Q
period 2000-03-31
TEXARKANA FIRST FINANCIAL CORP
filed 2000-05-05
CIK 943355

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                              FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   March 31, 2000


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 2000, there were issued and outstanding 1,539,342 shares of the Registrant's Common Stock, par value $0.01 per share.

                   TEXARKANA FIRST FINANCIAL CORPORATION





                             TABLE OF CONTENTS




                                                                         Page

Part I.   Financial Information

Item 1.   Consolidated Financial Statements:

          Consolidated Statements of Financial Condition as of
          March 31, 2000 (unaudited) and September 30, 1999               1

          Consolidated Statements of Income for the three and
          six months ended March 31, 2000 and 1999 (unaudited)            2

          Consolidated Statements of Cash Flows for the six months
          ended March 31, 2000 and 1999 (unaudited)                       3

          Notes to Unaudited Consolidated Financial Statements            5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       6




Part II.  Other Information

Item 1.   Legal Proceedings                                              14
Item 2.   Changes in Securities                                          14
Item 3.   Defaults Upon Senior Securities                                14
Item 4.   Submission of Matters to a Vote of Security Holders            14
Item 5.   Other Information                                              14
Item 6.   Exhibits and Reports on Form 8-K                               14
          Signatures                                                     15

                     TEXARKANA FIRST FINANCIAL CORPORATION
                                AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (In Thousands)
                                   Unaudited
                                                     March 31,   September 30,
                                                       2000           1999
ASSETS
Cash and cash equivalents
   Cash & due from banks........................... $  2,294        $  2,370
   Interest bearing deposits in other banks........      209             638
   Federal funds sold..............................      175             150
                                                    ________        ________
      Total cash and cash equivalents..............    2,678           3,158

Investment securities available-for-sale...........   27,382          31,457
Mortgage-backed securities held-to-maturity........      282             386
Federal Home Loan Bank stock.......................    1,289           1,252
Loans receivable, net of unearned income...........  170,592         161,208
Allowance for loan losses..........................     (979)           (995)
Accrued interest receivable........................    1,293           1,311
Foreclosed real estate, net........................      171              --
Premises and equipment, net........................    3,052           2,691
Other assets.......................................      727             679
                                                    ________        ________

   Total assets.................................... $206,487        $201,147
                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits........................................... $153,123        $153,992
Advances from borrowers for taxes & insurance......    1,245           2,151
Borrowed funds.....................................   24,000          17,500
Accrued income tax.................................       81             310
Accrued expenses and other liabilities.............      626             816
                                                    ________        ________
   Total liabilities...............................  179,075         174,769
                                                    ________        ________

Commitments and contingencies......................       --              --
                                                    ________        ________

Common stock, $0.01 par value;
   15,000,000 shares authorized;
   1,983,750 shares issued.........................       20              20
Additional paid-in capital.........................   13,780          13,742
Common stock acquired by stock benefit plans.......   (1,169)         (1,448)
Treasury stock, at cost, 444,408 shares and
   444,408 shares September 30, 1999...............   (9,210)         (9,210)
Retained earnings-substantially restricted.........   24,800          23,713
Accumulated other comprehensive income.............     (809)           (439)
                                                    ________        ________
      Total stockholders' equity...................   27,412          26,378
                                                    ________        ________

      Total liabilities and stockholders' equity... $206,487        $201,147
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

                     TEXARKANA FIRST FINANCIAL CORPORATION
                                AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                 (Unaudited)

                                                  Three Months     Six Months
                                                      Ended          Ended
                                                    March 31,      March 31,
                                                   2000   1999    2000   1999
Interest Income
   Loans
      First mortgage loans...................... $3,003 $2,833  $5,921 $5,756
      Consumer and other loans..................    447    356     866    721
   Investment securities........................    400    367     807    700
   Mortgage-backed and related securities.......     85    103     172    224
                                                 ______ ______  ______ ______
      Total Interest Income.....................  3,935  3,659   7,766  7,401
                                                 ______ ______  ______ ______
Interest Expense
   Deposits.....................................  1,810  1,860   3,619  3,783
   Borrowed funds...............................    316    107     555    223
                                                 ______ ______  ______ ______
      Total Interest Expense....................  2,126  1,967   4,174  4,006
                                                 ______ ______  ______ ______
      Net Interest Income.......................  1,809  1,692   3,592  3,395
   Provision for loan losses....................     --     --      --     --
                                                 ______ ______  ______ ______
      Net Interest Income After Provision.......  1,809  1,692   3,592  3,395
                                                 ______ ______  ______ ______
Noninterest Income
   Gain on sale of investments, net.............     --     --      --     10
   Gain on sale of loans, net...................      1     37       1    111
   Loan origination and commitment fees.........     70     97     140    215
   Other........................................    143    142     299    280
                                                 ______ ______  ______ ______
      Total Noninterest Income..................    214    276     440    616
                                                 ______ ______  ______ ______
Noninterest Expense
   Compensation and benefits....................    541    540   1,096  1,092
   Occupancy and equipment......................     57     58     116    114
   SAIF deposit insurance premium...............      8     23      31     45
   Other........................................    175    150     340    283
                                                 ______ ______  ______ ______
      Total Noninterest Expense.................    781    771   1,583  1,534
                                                 ______ ______  ______ ______
Income Before Income Taxes......................  1,242  1,197   2,449  2,477
Income tax expense..............................    410    405     856    864
                                                 ______ ______  ______ ______
Net Income...................................... $  832 $  792  $1,593 $1,613
                                                 ====== ======  ====== ======


Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities.........   (100)   (92)   (370)  (174)
   Reclassification of gain
      included in net income....................     --     --      --     (6)
                                                 ______ ______  ______ ______
Comprehensive income............................ $  732 $  700  $1,223 $1,433
                                                 ______ ______  ______ ______


   Earnings per common share - basic............ $0.575 $0.523  $1.102 $1.060
   Earnings per common share - diluted.......... $0.563 $0.502  $1.072 $1.016
   Weighted average shares - basic..............  1,447  1,512   1,445  1,522
   Weighted average shares - diluted............  1,478  1,578   1,485  1,588


The accompanying notes are an integral part of this statement.

                     TEXARKANA FIRST FINANCIAL CORPORATION
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                 Six Months
                                                               Ended March 31,
                                                               2000      1999
Cash Flows From Operating Activities:
   Interest and dividends received.......................... $7,721    $7,439
   Miscellaneous income received............................    440       604
   Interest paid............................................ (1,673)   (1,407)
   Cash paid to suppliers and employees..................... (1,522)   (1,564)
   Cash from loans sold.....................................    182     7,028
   Cash paid for loans originated to sell...................   (182)   (6,753)
   Income taxes paid........................................   (628)     (877)
                                                             ______    ______
      Net Cash Provided By Operating Activities.............  4,338     4,470
                                                             ______    ______

Cash Flows From Investing Activities:
   Proceeds from call and maturity of investment securities.  3,000     5,600
   Proceeds from sale of securities available for sale......    - -       - -
   Purchases of investment securities available for sale....    - -   (10,370)
   Purchases of mortgage-backed securities..................    - -       - -
   Collection of principal on mortgage-backed securities....    643     1,472
   Purchase of fixed assets.................................   (415)      (81)
   Net (increase) decrease in loans......................... (9,747)      531
   Cash paid for REO held for resale........................    - -        (9)
   Proceeds from sale of REO and other REO recoveries.......    - -         1
                                                             ______    ______
      Net Cash Provided (Used) By Investing Activities...... (6,519)   (2,856)
                                                             ______    ______

Cash Flows From Financing Activities:
   Net increase (decrease) in savings,
      demand deposits, and certificates of deposit.......... (3,370)   (1,116)
   Net increase (decrease) in escrow funds..................   (906)     (866)
   Net increase (decrease) in funds borrowed................  6,500     3,400
   Purchase of treasury stock...............................    - -    (2,218)
   Stock options exercised..................................    - -        48
   Cash dividends paid on common stock......................   (523)     (527)
                                                             ______    ______
      Net Cash (Used) By Financing Activities...............  1,701    (1,279)
                                                             ______    ______
      Net Increase (Decrease) In Cash and Cash Equivalents..   (480)      335
                                                             ______    ______
Cash and Cash Equivalents, beginning of period..............  3,158     2,635
                                                             ______    ______
Cash and Cash Equivalents, end of period.................... $2,678    $2,970
                                                             ======    ======


The accompanying notes are an integral part of this statement.

                     TEXARKANA FIRST FINANCIAL CORPORATION


                 SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS

                                                                 Six Months
                                                               Ended March 31,
                                                               2000      1999
Reconciliation of net income to cash provided
      by operating activities:
Net income.................................................. $1,593    $1,613
                                                             ______    ______
Adjustments to reconcile net income to cash provided
      by operating activities:
   Depreciation.............................................     53        54
   Amortization of discounts and premiums...................      6        35
   Amortization of deferred loan fees.......................    (10)      (19)
   Amortization of common stock acquired by benefit plans...    245       274
   (Gain) loss on sales of real estate owned................    - -       (12)
   (Gain) loss on sales of securities available for sale....    - -       (10)
   Interest expense credited to saving accounts.............  2,500     2,581
   Dividend and interest income added to investments........    (68)      (60)
   Loan fees deferred.......................................      9        24
Changes in assets and liabilities:
   (Increase) decrease in interest receivable...............     18        57
   Increase (decrease) in accrued interest payable..........      1        18
   Increase (decrease) in income tax payable................    229       (13)
   Net increase (decrease) in other receivables and payables   (238)      (72)
                                                             ______    ______
      Total adjustments.....................................  2,745     2,857
                                                             ______    ______
Net cash provided by operations............................. $4,338    $4,470
                                                             ======    ======



Supplemental schedule of noncash investing
   and financing activities:
      FHLB stock dividends not redeemed..................... $   38    $   33
      Acquisition of real estate in settlement of loans.....    171        40
      Loans made to finance sale of REO.....................    - -        79

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

The results of operations for the three and six months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending September 30, 2000. Earnings for the full fiscal year will be impacted by various economic conditions. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1999, contained in the Company's annual report to stockholders.


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

At March 31, 2000, the estimated one-year gap was a negative 92.0% and the ratio of rate-sensitive assets to rate-sensitive liabilities maturing or repricing within one year was 52.1%.

At March 31, 2000, assuming instantaneous interest rate changes sustained for a twelve-month period, the following table presents the estimated percent of change in the net portfolio value and net interest income for various changes in interest rates (100 basis points equals 1%). Estimates are based upon numerous assumptions. Actual sensitivity to interest rate changes could vary significantly if actual experience differs from assumptions used in making the calculations. Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts, if any.

                                          Percentage Change in
                   Change in          _____________________________
                 Interest Rates       Net Portfolio    Net Interest
                 (Basis Points)           Value           Income
                _______________       _____________    ____________
                     +300                 -15.8%          -18.1%
                     +200                  -8.7%          -12.0%
                     +100                  -3.2%           -6.0%
                     -100                  +1.4%           +5.8%
                     -200                  +2.1%          +11.7%
                     -300                  +2.8%          +17.5%


Changes in Financial Condition

General
The Company's assets increased $5.3 million (2.7%) to $206.5 million at March 31, 2000 from $201.1 million at September 30, 1999. The increase was due primarily to increases of $9.4 million (5.8%) in loans receivable, partially offset by decreases of $4.1 million (12.5%) in investments and $.5 million (15.2%) in cash and cash equivalents. The Company's total liabilities increased $4.3 million (2.5%) due primarily to an increase of $6.5 million (37.1%) in borrowed funds, partially offset by decreases of $.9 million (.6%) in deposits and $.9 million (42.1%) in borrowers' escrow balances (property tax payments are made in the first two quarters of the fiscal year).

Cash and Cash Equivalents
Cash and federal funds sold decreased $.5 million (15.2%) to $2.7 million at March 31, 2000 from $3.2 million at September 30, 1999. The decrease was due primarily to a decrease in interest-bearing deposits in other banks.

Investments
Investments decreased $4.1 million (12.5%) to $29.0 million at March 31, 2000 from $33.1 million at September 30, 1999. Proceeds from maturing investments were utilized to fund increases in loans.

Loans Receivable
Loans receivable, net of unearned income, increased $9.4 million (5.8%) to $170.6 million at March 31, 2000 from $161.2 million at September 30, 1999. The increase in loans was the result of an increase of $7.9 million (5.5%) in real estate loans and an increase of $1.5 million (8.6%) in commercial and consumer loans. The increase was due to additional loan demand, including home equity loans, and the retention of fixed-rate mortgage loans. In the six months ended March 31, 2000, $31.0 million of loans were originated. $11.8 million of single-family mortgage loans were originated and $182,000 were sold.

Nonperforming Assets
Nonperforming assets decreased $311,000 to $758,000 (.37% of total assets) at March 31, 2000 compared to $1.1 million (.53% of total assets) at September 30, 1999. At March 31, 2000, nonperforming loans were $587,000 (.34% of total loans) compared to $1.1 million (.66% of total loans) at September 30, 1999. At March 31, 2000, the Company had $171,000 of foreclosed real estate. At March 31, 2000, the allowance for loan losses was $979,000 (.57% of total loans and 166.78% of nonperforming loans) compared to $995,000 (.62% of total loans and 93.08% of nonperforming loans) at September 30, 1999. Net charge-offs were $13,000 for the quarter ended March 31, 2000 and $3,000 for the quarter ended December 31, 1999.

Deposits
Deposits decreased $.9 million (.6%) to $153.1 million at March 31, 2000 from $154.0 million at September 30, 1999. The decrease in deposits was primarily in savings accounts and certificates of deposit.

Borrowed Funds
Borrowings increased $6.5 million (37.1%) to $24.0 million at March 31, 2000 from $17.5 million at September 30, 1999. Additional borrowings, from the FHLB of Dallas, were primarily utilized to fund increases in loans.

Stockholders' Equity
Stockholders' equity increased $1.0 million (3.9%) to $27.4 million at March 31, 2000 from $26.4 million at September 30, 1999, primarily the result of retained earnings. The ratio of stockholders' equity to total assets was 13.3% at March 31, 2000 compared to 13.1% at September 30, 1999.

Comparison of Results of Operations for the Three Month and Six Month Periods Ended March 31, 2000 and 1999

General.
For the three months ended March 31, 2000 compared to the same period ended March 31, 1999, net income, earnings per share and return on average equity were higher while return on average assets was lower.

For the six months ended March 31, 2000 compared to the same period ended March 31, 1999, earnings per share was higher while net income, return on average equity and return on average assets were lower.

For the three month and six month periods ended March 31, 2000, decreases in average shares outstanding, resulting from the purchase of additional shares of common stock to be held as treasury shares, contributed to the increase in earnings per share.

For the three months ended March 31, 2000 compared to the same period ended March 31, 1999, total average earning assets (investments and loans) and total average interest bearing liabilities (deposits and borrowed funds) were higher and average rates on earning assets and interest bearing liabilities were higher. The yield on total average earning assets was 7.92% and 7.88%; the rate on total average interest bearing liabilities was 5.00% and 4.92%; the interest rate spread was 2.93% and 2.96%; and, the net interest margin was 3.64% and 3.65%.

For the three months ended March 31, 2000, net income was $832,000 compared to $792,000 for the same period ended March 31, 1999. The increase of $40,000 (5.1%) in net income was due to an increase of $117,000 in net interest income, partially offset by an increase of $72,000 in net noninterest expense and an increase of $5,000 in income tax expense.

For the three months ended March 31, 2000 and March 31, 1999, basic earnings per share was $.58 and $.52, respectively (diluted EPS of $.56 and $.50, respectively). Return on average assets (ROA) was 1.63% and 1.66%, respectively, return on average equity (ROE) was 12.32% and 11.80%, respectively, and the operating efficiency ratio was 38.6% and 39.2%, respectively.

For the six months ended March 31, 2000, net income was $1,593,000 compared to $1,613,000 for the same period ended March 31, 1999. The decrease of $20,000 (1.2%) in net income was due to an increase of $225,000 in net noninterest expense, partially offset by an increase of $197,000 in net interest income and a decrease of $8,000 in income tax expense.

For the six months ended March 31, 2000 and March 31, 1999, basic earnings per share was $1.10 and $1.06, respectively (diluted EPS of $1.07 and $1.02, respectively). Return on average assets (ROA) was 1.57% and 1.67%, respectively, return on average equity (ROE) was 11.83% and 11.90%, respectively, and the operating efficiency ratio was 39.3% and 38.2%, respectively.

Net Interest Income.
For the three months ended March 31, 2000, net interest income increased $117,000 (6.9%) compared to the same period in 1999. The increase was due to an increase of $276,000 (7.5%) in interest income, partially offset by an increase of $159,000 (8.1%) in interest expense. For the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999, the net interest margin was 3.64% and 3.65%, respectively, and the net interest spread was 2.93% and 2.96%, respectively.

For the six months ended March 31, 2000, net interest income increased $197,000 (5.8%) compared to the same period in 1999. The increase was due to an increase of $365,000 (4.9%) in interest income, partially offset by an increase of $168,000 (4.2%) in interest expense. For the six month period of fiscal 2000 compared to the same period of fiscal 1999, the net interest margin was 3.63% and 3.62%, respectively, and the net interest spread was 2.91% and 2.93%, respectively.

Interest Income.
For the three months ended March 31, 2000, interest income increased $276,000 (7.5%) compared to the same period in 1999. The increase was the result of higher average balances and higher rates. Average earning assets increased to $199.7 million from $188.2 million and the average yield increased to 7.92% from 7.88%.

For the six months ended March 31, 2000, interest income increased $365,000 (4.9%) compared to the same period in 1999. The increase was the result of higher average balances partially offset by lower rates. Average earning assets increased to $197.9 million from $187.9 million and the average yield declined to 7.85% from 7.90%.

Interest Expense.
For the three months ended March 31, 2000, interest expense increased $159,000 (8.1%) compared to the same period in 1999. The increase was the result of higher average balances and higher rates. Average interest bearing liabilities increased to $171.0 million from $162.2 million and the average rate increased to 5.00% from 4.92%.

For the six months ended March 31, 2000, interest expense increased $168,000 (4.2%) compared to the same period in 1999. The increase was the result of higher average balances partially offset by lower rates. Average interest bearing liabilities increased to $169.2 million from $161.6 million and the average rate declined to 4.94% from 4.97%.

Provision for Loan Losses.
No provisions were made for loan losses during the six months ended March 31, 2000. No charge has been made to provision for loan losses since March 1995. During this time, asset quality remained favorable with a ratio of nonperforming loans to total loans of .34% at March 31, 2000, .66% at September 30, 1999 and .51% at March 31, 1999.

At March 31, 2000 and September 30, 1999, the balance of the allowance for loan losses was $979,000 and $995,000, respectively. The ratio of the allowance for loan losses to nonperforming loans was 166.78% and 93.08%, respectively, and the ratio of the allowance for loan losses to total loans was .57% and .62%, respectively. Management believes that the current allowance for loan losses is adequate based upon prior loss experience, the volume and type of lending conducted by the Association, industry standards, past due loans and the current economic conditions in the market area.

Noninterest Income.
For the three months ended March 31, 2000, noninterest income decreased $62,000 (22.5%) compared to the same period in 1999. The decrease was primarily due to decreases of $36,000 in net gain on sale of loans and $27,000 in loan origination fees. In the quarter ended March 31, 2000, $5.9 million of single-family mortgage loans were originated and $182,000 were sold. In the quarter ended March 31, 1999, $7.8 million of single-family mortgage loans were originated and $3.2 million were sold.

For the six months ended March 31, 2000, noninterest income decreased $176,000 (28.6%) compared to the same period in 1999. The decrease was primarily due to decreases of $110,000 in net gain on sale of loans and $75,000 in loan origination fees, which were partially offset by an increase of $19,000 in other noninterest income (primarily service charges). In the six months ended March 31, 2000, $11.8 million of single-family mortgage loans were originated and $182,000 were sold. In the six months ended March 31, 1999, $17.5 million of single-family mortgage loans were originated and $7.3 million were sold.

Noninterest Expense.
For the three months ended March 31, 2000, noninterest expense increased $10,000 (1.3%) compared to the same period in 1999. The increase was primarily due to an increase of $25,000 in other noninterest expense (primarily data processing charges), partially offset by a decrease of $15,000 in SAIF deposit insurance premiums.

For the six months ended March 31, 2000, noninterest expense increased $49,000 (3.2%) compared to the same period in 1999. The increase was primarily due to increases of $57,000 in other non interest expense, partially offset by a decrease of $14,000 in SAIF deposit insurance premiums. The increase in other noninterest expense was primarily increases in data processing charges, professional fees and depreciation of originated mortgage servicing rights.


Liquidity and Capital Resources

The Company's assets consist primarily of cash and cash equivalents and the shares of the Association's common stock. The Company has no significant liabilities.

The Association's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Association's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Association invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Association generates cash through the retail deposit market, its traditional funding source, to provide cash for lending and investing activities. As an additional source of funds, the Association may borrow from the FHLB of Dallas and has utilized this source of funds with borrowings of $24.0 million and $17.5 million at March 31, 2000 and September 30, 1999, respectively.

All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all
savings institutions.   At the present time, the required minimum liquid asset
ratio is 4.0%. At March 31, 2000, the Association's liquidity ratio was 16.3%.

The Company's and the Association's regulatory capital remains well in excess of all applicable regulatory requirements. At March 31, 2000, the Company's tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 13.59%, 22.16% and 22.65%, respectively, and the Association's tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 13.18%, 21.50% and 22.00%, respectively, compared to regulatory "well capitalized" requirements of 5.0%, 6.0% and 10.0%, respectively.


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


On December 30, 1999, the SEC adopted new rules and amendments, including the requirement that independent auditors review the financial information included in quarterly reports on Form 10-Q or 10-QSB prior to filing such reports with the SEC. Registrants must obtain reviews of interim financial information starting with reports to be filed for fiscal quarters ending on or after March 15, 2000.

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

Item 5.  Other Information
         On March 28, 2000, the Company declared a quarterly dividend in the amount of $.17 per share, payable April 25, 2000 to stockholders of record on April 11, 2000.

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




                         TEXARKANA FIRST FINANCIAL CORPORATION




                                               /s/ James W. McKinney
Date:  May 5, 2000                       By:  ______________________________
                                                James W. McKinney
                                                Chairman and CEO




                                               /s/ James L. Sangalli
Date:  May 5, 2000                       By:  ______________________________
                                                James L. Sangalli
                                                Chief Financial Officer

Form 10-Q
Exhibit 11
EARNINGS PER SHARE COMPUTATION




                                   Three Months Ended      Six Months Ended
                                        March 31,              March 31,
                                  _____________________  _____________________
                                     2000       1999        2000       1999
                                  __________ __________  __________ __________

Net Income........................$  832,124 $  791,579  $1,592,735 $1,613,020
                                   =========  =========   =========  =========


Weighted average shares:
  Common shares outstanding....... 1,447,403  1,512,327   1,445,313  1,521,868
  Common stock equivalents
    due to assumed exercise
    of stock options..............    30,813     65,715      39,843     66,230
                                   _________  _________   _________  _________
    Common shares
      assuming dilution........... 1,478,216  1,578,042   1,485,156  1,588,098
                                   =========  =========   =========  =========



Net income per common share:
  Basic...........................    $ .575     $ .523      $1.102     $1.060
  Assuming dilution...............    $ .563     $ .502      $1.072     $1.016



                                        E 1