Form 10-Q
period 2000-06-30
TEXARKANA FIRST FINANCIAL CORP
filed 2000-08-16
CIK 943355

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                              FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   June 30, 2000


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 26, 2000, there were issued and outstanding 1,539,342 shares of the Registrant's Common Stock, par value $0.01 per share.

                  TEXARKANA FIRST FINANCIAL CORPORATION





                             TABLE OF CONTENTS




                                                                       Page

Part I.   Financial Information

Item 1.   Consolidated Financial Statements:

          Consolidated Statements of Financial Condition as of
          June 30, 2000 (unaudited) and September 30, 1999               1

          Consolidated Statements of Income for the three and
          nine months ended June 30, 2000 and 1999 (unaudited)           2

          Consolidated Statements of Cash Flows for the nine months
          ended June 30, 2000 and 1999 (unaudited)                       3

          Notes to Unaudited Consolidated Financial Statements           5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      7



Part II.  Other Information

Item 1.   Legal Proceedings                                             15
Item 2.   Changes in Securities                                         15
Item 3.   Defaults Upon Senior Securities                               15
Item 4.   Submission of Matters to a Vote of Security Holders           15
Item 5.   Other Information                                             15
Item 6.   Exhibits and Reports on Form 8-K                              15
          Signatures                                                    16

                     TEXARKANA FIRST FINANCIAL CORPORATION
                                AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (In Thousands)
                                  Unaudited
                                                      June 30,   September 30,
                                                       2000           1999
ASSETS
Cash and cash equivalents
   Cash & due from banks........................... $  2,966        $  2,370
   Interest bearing deposits in other banks........    2,155             638
   Federal funds sold..............................      575             150
                                                    ________        ________
      Total cash and cash equivalents..............    5,696           3,158

Investment securities available-for-sale...........   27,243          31,457
Mortgage-backed securities held-to-maturity........      267             386
Federal Home Loan Bank stock.......................    1,459           1,252
Loans receivable, net of unearned income...........  176,550         161,208
Allowance for loan losses..........................     (982)           (995)
Accrued interest receivable........................    1,627           1,311
Foreclosed real estate, net........................      171              --
Premises and equipment, net........................    3,355           2,691
Other assets.......................................      648             679
                                                    ________        ________

   Total assets.................................... $216,034        $201,147
                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits........................................... $157,609        $153,992
Advances from borrowers for taxes & insurance......    1,748           2,151
Borrowed funds.....................................   27,750          17,500
Accrued income tax.................................      110             310
Accrued expenses and other liabilities.............      764             816
                                                    ________        ________
   Total liabilities...............................  187,981         174,769
                                                    ________        ________

Commitments and contingencies......................       --              --
                                                    ________        ________

Common stock, $0.01 par value;
   15,000,000 shares authorized;
   1,983,750 shares issued.........................       20              20
Additional paid-in capital.........................   13,800          13,742
Common stock acquired by stock benefit plans.......   (1,123)         (1,448)
Treasury stock, at cost, 444,408 shares and
   444,408 shares September 30, 1999...............   (9,210)         (9,210)
Retained earnings-substantially restricted.........   25,320          23,713
Accumulated other comprehensive income.............     (754)           (439)
                                                    ________        ________
      Total stockholders' equity...................   28,053          26,378
                                                    ________        ________

      Total liabilities and stockholders' equity... $216,034        $201,147
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

                     TEXARKANA FIRST FINANCIAL CORPORATION
                                AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                 (Unaudited)

                                                  Three Months    Nine Months
                                                      Ended          Ended
                                                     June 30,       June 30,
                                                   2000   1999    2000   1999
Interest Income
   Loans
      First mortgage loans...................... $3,181 $2,820  $9,102 $8,576
      Consumer and other loans..................    471    364   1,337  1,085
   Investment securities........................    439    423   1,246  1,123
   Mortgage-backed and related securities.......     86    101     258    325
                                                 ______ ______  ______ ______
      Total Interest Income.....................  4,177  3,708  11,943 11,109
                                                 ______ ______  ______ ______
Interest Expense
   Deposits.....................................  1,917  1,818   5,536  5,601
   Borrowed funds...............................    406    144     961    367
                                                 ______ ______  ______ ______
      Total Interest Expense....................  2,323  1,962   6,497  5,968
                                                 ______ ______  ______ ______
      Net Interest Income.......................  1,854  1,746   5,446  5,141
   Provision for loan losses....................     --     --      --     --
                                                 ______ ______  ______ ______
      Net Interest Income After Provision.......  1,854  1,746   5,446  5,141
                                                 ______ ______  ______ ______
Noninterest Income
   Gain on sale of investments, net.............     --     --      --     11
   Gain on sale of loans, net...................     17     20      18    131
   Loan origination and commitment fees.........    124     96     264    311
   Other........................................    160    153     459    432
                                                 ______ ______  ______ ______
      Total Noninterest Income..................    301    269     741    885
                                                 ______ ______  ______ ______
Noninterest Expense
   Compensation and benefits....................    524    523   1,620  1,615
   Occupancy and equipment......................     63     55     179    169
   SAIF deposit insurance premium...............      8     22      39     67
   Other........................................    313    140     653    423
                                                 ______ ______  ______ ______
      Total Noninterest Expense.................    908    740   2,491  2,274
                                                 ______ ______  ______ ______
Income Before Income Taxes......................  1,247  1,275   3,696  3,752
Income tax expense..............................    481    471   1,337  1,335
                                                 ______ ______  ______ ______
Net Income...................................... $  766 $  804  $2,359 $2,417
                                                 ====== ======  ====== ======


Other comprehensive income, net of tax:
   Unrealized gain (loss) on securities.........     55   (276)   (315)  (450)
   Reclassification of gain
      included in net income....................     --     --      --     (6)
                                                 ______ ______  ______ ______
Comprehensive income............................ $  821 $  528  $2,044 $1,961
                                                 ______ ______  ______ ______


   Earnings per common share - basic............ $0.528 $0.548  $1.629 $1.608
   Earnings per common share - diluted.......... $0.511 $0.524  $1.583 $1.539
   Weighted average shares - basic..............  1,452  1,467   1,447  1,504
   Weighted average shares - diluted............  1,498  1,536   1,490  1,571


The accompanying notes are an integral part of this statement.

                     TEXARKANA FIRST FINANCIAL CORPORATION
                                AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)

                                                                Nine Months
                                                               Ended June 30,
                                                               2000      1999
Cash Flows From Operating Activities:
   Interest and dividends received..........................$11,511   $10,880
   Miscellaneous income received............................    733       873
   Interest paid............................................ (2,623)   (2,125)
   Cash paid to suppliers and employees..................... (2,130)   (2,269)
   Cash from loans sold.....................................  1,695     9,514
   Cash paid for loans originated to sell................... (1,695)   (9,096)
   Income taxes paid........................................ (1,536)   (1,497)
                                                             ______    ______
      Net Cash Provided By Operating Activities.............  5,955     6,280
                                                             ______    ______

Cash Flows From Investing Activities:
   Proceeds from call and maturity of investment securities.  3,000     5,089
   Proceeds from sale of securities available for sale......    - -       511
   Purchases of investment securities available for sale....    - -   (13,370)
   Purchases of mortgage-backed securities..................    - -       - -
   Collection of principal on mortgage-backed securities....    890     2,005
   Purchase of fixed assets.................................   (745)      (73)
   Net (increase) decrease in loans.........................(15,435)     (425)
   Cash paid for REO held for resale........................    - -       (13)
   Proceeds from sale of REO and other REO recoveries.......    - -         1
                                                             ______    ______
      Net Cash Provided (Used) By Investing Activities......(12,290)   (6,275)
                                                             ______    ______

Cash Flows From Financing Activities:
   Net increase (decrease) in savings,
      demand deposits, and certificates of deposit..........   (188)   (2,368)
   Net increase (decrease) in escrow funds..................   (404)     (489)
   Net increase (decrease) in funds borrowed................ 10,250     8,400
   Purchase of treasury stock...............................    - -    (2,759)
   Stock options exercised..................................    - -        52
   Cash dividends paid on common stock......................   (785)     (780)
                                                             ______    ______
      Net Cash Provided (Used) By Financing Activities......  8,873     2,056
                                                             ______    ______
      Net Increase (Decrease) In Cash and Cash Equivalents..  2,538     2,061
                                                             ______    ______
Cash and Cash Equivalents, beginning of period..............  3,158     2,635
                                                             ______    ______
Cash and Cash Equivalents, end of period....................$ 5,696   $ 4,696
                                                             ======    ======


The accompanying notes are an integral part of this statement.

                     TEXARKANA FIRST FINANCIAL CORPORATION


                 SUPPLEMENTAL INFORMATION CONCERNING CASH FLOWS

                                                                Nine Months
                                                               Ended June 30,
                                                               2000      1999
Reconciliation of net income to cash provided
      by operating activities:
Net income.................................................. $2,359    $2,417
                                                             ______    ______
Adjustments to reconcile net income to cash provided
      by operating activities:
   Depreciation.............................................     80        64
   Amortization of discounts and premiums...................     11        33
   Amortization of deferred loan fees.......................    (18)      (26)
   Amortization of common stock acquired by benefit plans...    371       414
   (Gain) loss on sales of real estate owned................     (7)      - -
   (Gain) loss on sales of securities available for sale....    - -       (11)
   Interest expense credited to saving accounts.............  3,805     3,818
   Dividend and interest income added to investments........   (126)      (90)
   Loan fees deferred.......................................     16        32
Changes in assets and liabilities:
   (Increase) decrease in interest receivable...............   (316)     (178)
   Increase (decrease) in accrued interest payable..........     69        25
   Increase (decrease) in income tax payable................   (200)     (162)
   Net increase (decrease) in other receivables and payables    (89)      (56)
                                                             ______    ______
      Total adjustments.....................................  3,596     3,863
                                                             ______    ______
Net cash provided by operations............................. $5,955    $6,280
                                                             ======    ======



Supplemental schedule of noncash investing
   and financing activities:
      FHLB stock dividends not redeemed..................... $   80    $   49
      Acquisition of real estate in settlement of loans.....    201       152
      Loans made to finance sale of REO.....................     41       108

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

On May 15, 2000, the Company and First United Bancshares, Inc., an Arkansas corporation ("First United"), entered into an Agreement and Plan of Reorganization ("Reorganization Agreement"). Under the terms of the Reorganization Agreement, First United will acquire all of the outstanding stock and existing options of the Company for $37.5 million in cash, or $23.35208 per share. The proposed transaction is expected to close in the third quarter of 2000. Also on May 15, 2000, the Company issued a press release announcing the transaction. On May 25, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission to report the Company's Reorganization Agreement with First United. The Form 8-K included, as exhibits, a copy of the Reorganization Agreement and a copy of the Company's related press release.

On August 11, 2000, the Company mailed a Proxy Statement and Notice of Special Meeting of Shareholders to be held on September 13, 2000 to consider and vote upon a proposal to approve and adopt the Company's Reorganization Agreement with First United. The proxy statement is available free of charge both on the SEC's web site (www.sec.gov) and from the Company's corporate secretary.

On April 16, 2000, First United entered into an Agreement and Plan of Merger with BancorpSouth, Inc., a Mississippi corporation and registered bank holding company. In the proposed transaction ("BancorpSouth Transaction"), First United is to merge with and into BancorpSouth and First United common stock is to be converted into shares of BancorpSouth common stock at an exchange ratio of 1.125 shares of BancorpSouth common stock per share of First United common stock. If the BancorpSouth Transaction closes before the Company's merger with First United, BancorpSouth will succeed First United as a party to the Company's proposed merger with First United and will assume the rights, interests and obligations of First United.

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

The results of operations for the three and nine months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending September 30, 2000. Earnings for the full fiscal year will be impacted by various economic conditions as well as merger related charges for the pending acquisition of the company by First United. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1999, contained in the Company's annual report to stockholders.


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


Forward-Looking Information

In addition to discussing historical information, certain matters included in or incorporated into this report relate to the financial condition, results of operations and business of the Company which are not historical facts, but which are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used herein, the words "anticipate," "believe," "estimate," "expect," "will" and similar expressions are generally intended to identify forward-looking statements. The forward-looking statements in this report involve known and unknown risks and uncertainties and reflect what we currently anticipate will happen in each case. What actually happens could differ materially from what we currently anticipate will happen due to a variety of factors, including, among others,
(i) increased competitive pressures among financial services companies; (ii) changes in the interest rate environment; (iii) general economic conditions, internationally, nationally, in Arkansas, in Texas or in our local market area.; and (iv) legislation or regulatory requirements or changes adversely affecting the business of the Company. Readers should not place undue expectations on any "forward-looking statements." We are not promising to make any public announcement when we consider "forward-looking statements" in this document are no longer accurate, whether as a result of new information, what actually happens in the future or for any other reason.


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

At June 30, 2000, the estimated one-year gap was a negative 89.2% and the ratio of rate-sensitive assets to rate-sensitive liabilities maturing or repricing within one year was 52.9%.

At June 30, 2000, assuming instantaneous interest rate changes sustained for a twelve-month period, the following table presents the estimated percent of change in the net portfolio value and net interest income for various changes in interest rates (100 basis points equals 1%). Estimates are based upon numerous assumptions. Actual sensitivity to interest rate changes could vary significantly if actual experience differs from assumptions used in making the calculations. Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts, if any.

                                          Percentage Change in
                   Change in          _____________________________
                 Interest Rates       Net Portfolio    Net Interest
                 (Basis Points)           Value           Income
                _______________       _____________    ____________
                     +300                 -28.2%          -16.3%
                     +200                 -17.3%          -10.8%
                     +100                  -7.9%           -5.4%
                     -100                  +6.1%           +5.2%
                     -200                 +11.1%          +10.4%
                     -300                 +16.8%          +15.7%

Changes in Financial Condition

General
The Company's assets increased $14.9 million (7.4%) to $216.0 million at June 30, 2000 from $201.1 million at September 30, 1999. The increase was due primarily to increases of $15.3 million (9.5%) in loans receivable and $2.5 million (80.4%) in cash and cash equivalents, partially offset by a decrease of $4.1 million (12.5%) in investments. The Company's total liabilities increased $13.2 million (7.6%) due primarily to increases of $10.3 million (58.6%) in borrowed funds and 3.6 million (2.3%) in deposits, partially offset by a decrease of $.4 million (18.7%) in borrowers' escrow balances (property tax payments are made in the first two quarters of the fiscal year).

Cash and Cash Equivalents
Cash and federal funds sold increased $2.5 million (80.4%) to $5.7 million at June 30, 2000 from $3.2 million at September 30, 1999. The increase was due primarily to an increase in interest-bearing deposits in other banks.

Investments
Investments decreased $4.1 million (12.5%) to $29.0 million at June 30, 2000 from $33.1 million at September 30, 1999. Proceeds from maturing investments were utilized to fund increases in loans.

Loans Receivable
Loans receivable, net of unearned income, increased $15.3 million (9.5%) to $176.6 million at June 30, 2000 from $161.2 million at September 30, 1999.
The increase in loans was the result of an increase of $11.4 million (8.0%) in real estate loans and an increase of $3.9 million (22.2%) in commercial and consumer loans. The increase was due to additional loan demand, including home equity loans, and the retention of fixed-rate mortgage loans. In the nine months ended June 30, 2000, $51.8 million of loans were originated.
$23.4 million of single-family mortgage loans were originated and $2.2 million were sold.

Nonperforming Assets
Nonperforming assets decreased $62,000 to $1.0 million (.47% of total assets) at June 30, 2000 compared to $1.1 million (.53% of total assets) at September 30, 1999. At June 30, 2000, nonperforming loans were $836,000 (.47% of total loans) compared to $1.1 million (.66% of total loans) at September 30, 1999. At June 30, 2000, the Company had $171,000 of foreclosed real estate. At June 30, 2000, the allowance for loan losses was $982,000 (.56% of total loans and 117.46% of nonperforming loans) compared to $995,000 (.62% of total loans and 93.08% of nonperforming loans) at September 30, 1999. Net charge-offs were $13,000 for the nine months ended June 30, 2000.

Deposits
Deposits increased $3.6 million (2.3%) to $157.6 million at June 30, 2000 from $154.0 million at September 30, 1999. The increase in deposits was primarily in certificates of deposit.

Borrowed Funds
Borrowings increased $10.3 million (58.6%) to $27.8 million at June 30, 2000 from $17.5 million at September 30, 1999. Additional borrowings, from the FHLB of Dallas, were primarily utilized to fund increases in loans.

Stockholders' Equity
Stockholders' equity increased $1.7 million (6.3%) to $28.1 million at June 30, 2000 from $26.4 million at September 30, 1999, primarily the result of retained earnings. The ratio of stockholders' equity to total assets was 13.0% at June 30, 2000 compared to 13.1% at September 30, 1999.



Comparison of Results of Operations for the Three Month and Nine Month Periods Ended June 30, 2000 and 1999

General.
For the three months ended June 30, 2000 compared to the same period ended June 30, 1999, net income, earnings per share, return on average equity and return on average assets were lower.

For the nine months ended June 30, 2000 compared to the same period ended June 30, 1999, earnings per share was higher while net income, return on average equity and return on average assets were lower.

For the nine month period ended June 30, 2000, a decrease in average shares outstanding, resulting from fiscal year 1999 purchases of additional shares of common stock to be held as treasury shares, contributed to the increase in earnings per share.

For the three months ended June 30, 2000 compared to the same period ended June 30, 1999, total average earning assets (investments and loans) and total average interest bearing liabilities (deposits and borrowed funds) were higher and average rates on earning assets and interest bearing liabilities were higher. The yield on total average earning assets was 8.18% and 7.78%; the rate on total average interest bearing liabilities was 5.30% and 4.77%; the interest rate spread was 2.88% and 3.02%; and, the net interest margin was 3.63% and 3.66%.

For the three months ended June 30, 2000, net income was $766,000 compared to $804,000 for the same period ended June 30, 1999. The decrease of $38,000 (4.7%) in net income was due to increases of $136,000 in net noninterest expense and $10,000 in income tax expense, partially offset by an increase of $108,000 in net interest income.

For the three months ended June 30, 2000 and June 30, 1999, basic earnings per share was $.53 and $.55, respectively (diluted EPS of $.51 and $.52, respectively). Return on average assets (ROA) was 1.46% and 1.64%, respectively, return on average equity (ROE) was 11.08% and 12.11%, respectively, and the operating efficiency ratio was 42.1% and 36.7%, respectively.

For the nine months ended June 30, 2000, net income was $2,359,000 compared to $2,417,000 for the same period ended June 30, 1999. The decrease of $58,000 (2.4%) in net income was due to increases of $361,000 in net noninterest expense and $2,000 in income tax expense, partially offset by an increase of $305,000 in net interest income.

For the nine months ended June 30, 2000 and June 30, 1999, basic earnings per share was $1.63 and $1.61, respectively (diluted EPS of $1.58 and $1.54, respectively). Return on average assets (ROA) was 1.53% and 1.66%, respectively, return on average equity (ROE) was 11.57% and 11.97%, respectively, and the operating efficiency ratio was 40.3% and 37.7%, respectively.

Net Interest Income.
For the three months ended June 30, 2000, net interest income increased $108,000 (6.2%) compared to the same period in 1999. The increase was due to an increase of $469,000 (12.6%) in interest income, partially offset by an increase of $361,000 (18.4%) in interest expense. For the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999, the net interest margin was 3.63% and 3.66%, respectively, and the net interest spread was 2.88% and 3.02%, respectively.

For the nine months ended June 30, 2000, net interest income increased $305,000 (5.9%) compared to the same period in 1999. The increase was due to an increase of $834,000 (7.5%) in interest income, partially offset by an increase of $529,000 (8.9%) in interest expense. For the nine month period of fiscal 2000 compared to the same period of fiscal 1999, the net interest margin was 3.63% and 3.64%, respectively, and the net interest spread was 2.90% and 2.96%, respectively.

Interest Income.
For the three months ended June 30, 2000, interest income increased $469,000 (12.6%) compared to the same period in 1999. The increase was the result of higher average balances and higher rates. Average earning assets increased to $205.5 million from $191.0 million and the average yield increased to 8.18% from 7.78%.

For the nine months ended June 30, 2000, interest income increased $834,000 (7.5%) compared to the same period in 1999. The increase was the result of higher average balances and higher rates. Average earning assets increased to $200.5 million from $188.9 million and the average yield increased to 7.96% from 7.86%.

Interest Expense.
For the three months ended June 30, 2000, interest expense increased $361,000 (18.4%) compared to the same period in 1999. The increase was the result of higher average balances and higher rates. Average interest bearing liabilities increased to $176.4 million from $165.1 million and the average rate increased to 5.30% from 4.77%.

For the nine months ended June 30, 2000, interest expense increased $529,000 (8.9%) compared to the same period in 1999. The increase was the result of higher average balances and higher rates. Average interest bearing liabilities increased to $171.6 million from $162.8 million and the average rate increased to 5.06% from 4.90%.

Provision for Loan Losses.
No provisions were made for loan losses during the nine months ended June 30, 2000. No charge has been made to provision for loan losses since March 1995. During this time, asset quality remained favorable with a ratio of nonperforming loans to total loans of .47% at June 30, 2000, .66% at September 30, 1999 and .34% at June 30, 1999.

At June 30, 2000 and September 30, 1999, the balance of the allowance for loan losses was $982,000 and $995,000, respectively. The ratio of the allowance for loan losses to nonperforming loans was 117.46% and 93.08%, respectively, and the ratio of the allowance for loan losses to total loans was .56% and
 .62%, respectively. Management believes that the current allowance for loan losses is adequate based upon prior loss experience, the volume and type of lending conducted by the Association, industry standards, past due loans and the current economic conditions in the market area.

Noninterest Income.
For the three months ended June 30, 2000, noninterest income increased $32,000 (11.9%) compared to the same period in 1999. The increase was primarily due to an increase of $28,000 in loan origination fees. In the quarter ended June 30, 2000, $11.5 million of single-family mortgage loans were originated and $2.0 million were sold. In the quarter ended June 30, 1999, $7.0 million of single-family mortgage loans were originated and $2.3 million were sold.

For the nine months ended June 30, 2000, noninterest income decreased $144,000 (16.3%) compared to the same period in 1999. The decrease was primarily due to decreases of $113,000 in net gain on sale of loans and $47,000 in loan origination fees, which were partially offset by an increase of $27,000 in other noninterest income (primarily service charges). In the nine months ended June 30, 2000, $23.4 million of single-family mortgage loans were originated and $2.2 million were sold. In the nine months ended June 30, 1999, $24.5 million of single-family mortgage loans were originated and $9.4 million were sold.

Noninterest Expense.
For the three months ended June 30, 2000, noninterest expense increased $168,000 (22.7%) compared to the same period in 1999. The increase was primarily due to an increase of $173,000 in other noninterest expense, partially offset by a decrease of $14,000 in SAIF deposit insurance premiums. The increase in other noninterest expense was primarily due to increases of $144,000 in merger related expenses, $9,000 in advertising expense, $4,000 in data processing expense and $4,000 in telephone and postage expense.

For the nine months ended June 30, 2000, noninterest expense increased $217,000 (9.5%) compared to the same period in 1999. The increase was primarily due to an increase of $230,000 in other non interest expense, partially offset by a decrease of $28,000 in SAIF deposit insurance premiums. The increase in other noninterest expense was primarily due to increases of $144,000 in merger related expenses, $11,000 in advertising expense, $26,000 in data processing expense and $7,000 in telephone and postage expense.

Liquidity and Capital Resources

The Company's assets consist primarily of cash and cash equivalents and the shares of the Association's common stock. The Company has no significant liabilities.

The Association's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Association's primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Association manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Association invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Association generates cash through the retail deposit market, its traditional funding source, to provide cash for lending and investing activities. As an additional source of funds, the Association may borrow from the FHLB of Dallas and has utilized this source of funds with borrowings of $27.8 million and $17.5 million at June 30, 2000 and September 30, 1999, respectively.

All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all
savings institutions.   At the present time, the required minimum liquid asset
ratio is 4.0%.  At June 30, 2000, the Association's liquidity ratio was 16.3%.

The Company's and the Association's regulatory capital remains well in excess of all applicable regulatory requirements. At June 30, 2000, the Company's tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 13.26%, 21.79% and 22.27%, respectively, and the Association's tier 1 leverage, tier 1 risk-based and total risk-based capital ratios were 13.05%, 21.44% and 21.92%, respectively, compared to regulatory "well capitalized" requirements of 5.0%, 6.0% and 10.0%, respectively.


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


Item 2.  Changes in Securities
         None.


Item 3.  Defaults Upon Senior Securities
         None.


Item 4.  Submission of Matters to a Vote of Security Holders
         None.


Item 5.  Other Information
         On June 26, 2000, the Company declared a quarterly dividend in the amount of $.17 per share, payable July 26, 2000 to stockholders of record on July 12, 2000.


Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibit 11:  Earnings Per Share Computation

         (b) Form 8-K: A Report on Form 8-K was filed on May 25, 2000, reporting Item 5, "Other Events," and Item 7, "Financial Statements and Exhibits." The Form 8-K was filed to report that the Company entered into a merger agreement and plan of reorganization with First United Bancshares, Inc. on May 15, 2000.

                      TEXARKANA FIRST FINANCIAL CORPORATION



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                      TEXARKANA FIRST FINANCIAL CORPORATION




                                               /s/ James W. McKinney
Date:  August 14, 2000                    By:  ______________________________
                                                James W. McKinney
                                                Chairman and CEO




                                               /s/ James L. Sangalli
Date:  August 14, 2000                    By:  ______________________________
                                                James L. Sangalli
                                                Chief Financial Officer

Form 10-Q
Exhibit 11
                         EARNINGS PER SHARE COMPUTATION




                                   Three Months Ended      Nine Months Ended
                                         June 30,               June 30,
                                  _____________________  _____________________
                                     2000       1999        2000       1999
                                  __________ __________  __________ __________

Net Income........................$  765,802 $  804,171  $2,358,537 $2,417,191
                                   =========  =========   =========  =========


Weighted average shares:
  Common shares outstanding....... 1,451,580  1,466,850   1,447,402  1,503,528
  Common stock equivalents
    due to assumed exercise
    of stock options..............    46,671     68,970      42,199     67,186
                                   _________  _________   _________  _________
    Common shares
      assuming dilution........... 1,498,251  1,535,820   1,489,601  1,570,714
                                   =========  =========   =========  =========



Net income per common share:
  Basic...........................    $ .528     $ .548      $1.629     $1.608
  Assuming dilution...............    $ .511     $ .524      $1.583     $1.539




                                     Page E 1